Form 10QSB
period 2004-12-31
MV FUND II LLC
filed 2005-05-20
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2004

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to __________

Commission File Number: 333-115444

MV Fund II, LLC
(Exact name of small business issuer as specified in its charter)

Nevada	20-0987069
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7311 W. Charleston Blvd., Suite 110, Las Vegas, Nevada 89117
(Address of principal executive offices)

702-228-7105
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

0 Units outstanding as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of December 31, 2004.
(b)
Statements of Operations for the three and six month periods ended December 31, 2004, for period from September 2, 2003 (Inception) to December 31, 2003, for period from September 2, 2003 (Inception) to December 31, 2004;

(c)	Statement of Changes in Member’s Equity for period from September 2, 2003 (inception) to December 31, 2004
(d)	Statements of Cash Flow for the six months ended December 31, 2004 and 2003;
(e)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2004 are not necessarily indicative of the results that can be expected for the full year.

MV Fund II, LLC
(a Development Stage Company)
Balance Sheet
(Unaudited)

December 31,
2004
Assets

Current assets:
Deferred offering expenses	$10,000
Total current assets	10,000

$10,000

Liabilities and Member's Equity

Current liabilities
Accrued expenses	$10,000

Member's equity - no units issued at 12/31/04	-
10,000

$10,000

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(Unaudited)

					September 2, 2003	September 2, 2003
	Three months ended	Three months ended	Six months ended		(Inception) to	(Inception) to
	December 31,	December 31,	December 31,		December 31,	December 31,
	2004	2003	2004		2003	2004

Revenue	$-	$-	$-	$		$-

Expenses:
General and administrative expenses	-	-	-			-
Total expenses	-	-	-			-

Net (loss)	$-	$-	$-	$		$-

Net (loss) allocated to members	$-	$-	$-	$		$-

Weighted average membership units	-	-	-			-

Net (loss) allocated to members per
weighted average membership units	$-	$-	$-	$		$-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Member's Equity
(Unaudited)

	Units	Amount

September 2, 2003 (Inception)	-	$-

Net (loss)		-

Balance, December 31, 2003	-	-

Net (loss)		-

Balance, December 31, 2004	-	$-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Member's Equity
(Unaudited)

September 2, 2003
	Six months ended	Six months ended	(Inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004

Cash flows from operating activities
Net (loss)	$-	$-	$-
Changes in operating assets and liabilities:
Increase in deferred offering expenses			(10,000)
Increase in accrued expenses			10,000
Net cash (used) by operating activities	-	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash - beginning	-	-	-
Cash - ending	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$-	$-	$-
Number of membership units issued for expenses	-	-	-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MV Fund II, LLC, a Nevada Limited Liability Company, (the Company) is a development stage company primarily engaged in investing in mortgage loans on real estate. The Company was organized on September 2, 2003 (date of inception) and will continue until August 27, 2047, unless dissolved prior or extended thereto under the provisions of the Operating Agreement.

The Manager of the Company is MV Funding Group, Inc. a Nevada corporation engaged in the investment business of mortgages, specifically the selection and origination of mortgages.

For the period from September 2, 2003 (date of inception) through December 31, 2004, the Company has not commenced its planned operations and the only transactions were costs associated with the offering (i.e., legal fees), which were deferred until completion of the offering.

The fiscal year end of MV Fund II, LLC is June 30.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Income tax effects resulting from the Company's operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

Revenue recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable.

Investments in mortgage loans

Investments in mortgage loans are secured by trust deeds and mortgages. Such investments in mortgage loans may include commercial, construction, acquisition and development and land. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Periodically, the Company will evaluate investments in mortgage loans based upon loan to value ratios. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower,

MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

Real estate held for sale

Upon a foreclosure of the underlying real property securing the investments in mortgage loans, the Company will reclassify such asset as investments in real estate held for sale. Investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. Any costs of managing, maintaining and developing a real property acquired through foreclosure shall be expensed in the period such costs are incurred. Gain/loss related to real estate held for sale will be recognize within the period of such sale assuming 25% or more of the sales price has been collected within the same period.

Allowance for loan losses

Investments in loans are carried at their principal amount outstanding less any unearned income or unamortized discount. Interest on loans is accrued and credited to interest income based on the daily principal amount outstanding. Loans are generally placed in nonaccrual status when principal or interest is delinquent for 30 days (unless adequately secured and in the process of collection) or circumstances indicate that full collection of principal and interest is in doubt.

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated and expected credit impairment which is considered inherent to the Company’s investment in mortgage loans. The Manager’s estimate of expected losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Typically, the Company will determine the need for an allowance for loan losses by comparing the dollar amount of the loan with the underlying collateral’s appraisal. Loans whose collateral has an “as if developed” appraisal, the Company will assess the amount of the loan and cost to complete the real property and compare it with the “as if developed” appraisal to determine if any allowance for loan losses is needed. Additions to the reserve are provided through a charge to earnings and are based on an assessment of certain factors including, but not limited to, estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

Debt securities

The Company will classify its debt securities as held-to-maturity, as the Company has the ability and the intent to hold the securities until maturity. These securities will be recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary will result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. Premiums and discounts will be amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.

MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Recent accounting pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

NOTE 2 - MEMBER’S EQUITY

Membership units

The Company is offering and selling to the public, up to a maximum of 20,000 membership interests. The members shall contribute to the capital of the Company an amount equal to $2,500 for each unit subscribed for by each member. The total Capital contributions of the members will not exceed $50,000,000. The Manager shall be entitled to 4% of any capital contributions made by members paid as an organization fee.

Allocations and distributions

In accordance with the Operating Agreement, the Company's income, gains and losses are to be credited to and charged against each member in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions of net income are paid monthly in cash or as reinvested distributions. Net income available for distribution, as defined in the operating agreement, is cash flow less amounts set aside for restoration of reserves during the month.

Issuance of membership units

As of December 31, 2004, the Company has not issued any membership units.

NOTE 3 - TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

Fees paid by the Company

The Managing Member shall be entitled to a 4% share of any capital contributions obtained from Members as provided by the Operating Agreement. In addition, the Managing Member shall be entitled to one quarter of one percent (0.25%) of the interest income generated by loans made by the Fund as noted in Note 1 under “Revenue recognition” as a management fee.

The Managing Member shall pay all expenses including but not limited to, all expenses incurred in the offering of Interests and any operating expenses out of its Organizational Fee and its Managing Membership Interest Income.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

We were organized on September 2, 2003 and currently have no operational activities. The Fund will begin operations once we are capitalized and receive the minimum investment of securities registered with the Securities and Exchange Commission. Upon receiving this minimum, management anticipates distributing all funds held in a segregated account and negotiating the purchase of the Fund’s first loans. Management will be seeking to loan out all the funds assets from the start in order to maximize the potential Fund earnings. While, it is management’s preference to avoid larger loans in order to diversify risk, especially when its capital is limited as is likely during the start up of Fund operations, it does not expect to avoid larger loans as long as they offer the Fund a good investment opportunity and there is sufficient capital available to purchase the loan. However, investors should note that a larger loan would expose the fund to substantial credit risk, as a default by a single borrower could substantially reduce the fund’s assets.

Management intends to begin with loans that have an upfront interest component of one year. Thus, there will be less need to hire staff to support the loans during this early period of operation. Management anticipates that its officers will be able to negotiate, purchase, process and manage all loans for the first six months following the initial funding. As new investment monies are received, management will actively seek to use these funds, net of the fees described herein, to purchase additional loans.

Our primary business objective is to generate monthly income by investing in mortgage loans with the money we receive from this offering. We believe there is a significant market opportunity to make mortgage loans to owners and developers of real property whose financing needs are not met by traditional mortgage lenders. The loan underwriting standards that our Manager, MV Funding, utilizes will be less strict than traditional mortgage lenders. In addition, one of our competitive advantages is expected to be our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make mortgage loans which are riskier than mortgage loans made by commercial banks. However, in return we will seek a higher interest rate and will take steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional mortgage lenders, in return, we will seek to generate higher yields from our mortgage loans.

Our operating results will be affected primarily by (i) the amount of capital we will have to invest in mortgage loans, (ii) the level of real estate lending activity in the markets we will service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of delinquencies, foreclosures and related loan losses which we experience. We expect to raise funds through the sale of our Membership interests and accordingly the size of our investment portfolio will be contingent upon the success of this offering.

Adverse economic conditions during the next year could have a material impact on the collectibility of any loans we will make. Recognizing this risk, we will seek to maintain low loan to value ratios. In this manner, we will hope to maintain a sufficient cushion in the underlying equity position to protect the value of any loan in the event of a default. Nevertheless, there can be no assurance that a marked increase in loan defaults accompanied by a rapid decline in real estate values would have a material adverse effect upon our operating results when we commence operations.

Because MV Funding’s officers have a significant degree of knowledge with respect to the real estate markets in Nevada and certain Western states, it is likely most of our loans will be concentrated in such states. Geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our operating results when we commence operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity.

We expect to commence our operations when we receive financing from the sale of our membership interests in our equity offering.

Significant Accounting Policies

Income taxes

Income tax effects resulting from the Company's operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

Revenue recognition

Interest is recognized as revenue when earned according to the terms of the loan. The Company does not recognize interest income on loans once they are determined to be impaired or non-performing. A loan is impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Debt securities

The Company will classify its debt securities as held-to-maturity, as the Company has the ability and the intent to hold the securities until maturity. These securities will be recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary will result in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security would be established. Premiums and discounts will be amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.

Purchase mortgage loans

The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost. Interest income on loans is accrued by the effective interest method. The Company does not intend to purchase loans using forward purchase commitments.

Investments in mortgage loans

Investments in mortgage loans are secured by trust deeds and mortgages. Such investments in mortgage loans may include commercial, construction, acquisition and development and land. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Periodically, the Company will evaluate investments in mortgage loans based upon loan to value ratios. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

Real estate held for sale

Upon a foreclosure of the underlying real property securing the investments in mortgage loans, the Company will reclassify such asset as investments in real estate held for sale. Investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. Any costs of managing, maintaining and developing a real property acquired through foreclosure shall be expensed in the period such costs are incurred. Gain/loss related to real estate held for sale will be recognize within the period of such sale assuming 25% or more of the sales price has been collected within the same period.

Allowance for loan losses

Investments in loans are carried at their principal amount outstanding less any unearned income or unamortized discount. Interest on loans is accrued and credited to interest income based on the daily principal amount outstanding. Loans are generally placed in nonaccrual status when principal or interest is delinquent for 30 days (unless adequately secured and in the process of collection) or circumstances indicate that full collection of principal and interest is in doubt.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of MV Funding Group, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to the reporting period on January 25, 2005, the registration statement filed on Form S-1 (Commission file number 333-115444) was declared effective. This offering has commenced and is ongoing.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV Fund II, LLC
By: MV Funding Group, Inc., its sole manager
Date:	May 16, 2005

By:/s/ Sam Medley Sam Medley Title: Chief Executive Officer of MV Funding Group, Inc., sole Manager of MV Fund II, LLC