Form 10QSB
period 2005-03-31
MV FUND II LLC
filed 2005-05-20
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005.
(b)	Statements of Operations for the three and nine month periods ended March 31, 2005 and 2004;
(c)	Statement of Changes in Member’s Equity for period from September 2, 2003 (inception) to March 31, 2005
(d)	Statements of Cash Flow for the nine months ended March 31, 2005 and 2004;
(e)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

MV FUND II, LLC
(a Development Stage Company)
Balance Sheet
(Unaudited)

March 31,
2005
Assets

Current assets:
Deferred offering expenses	$10,000
Total current assets	10,000

$10,000

Liabilities and Member's Equity

Current liabilities
Accrued expenses	$10,000

Member's equity - no units issued at 3/31/05	-
10,000

$10,000

The accompanying notes are an integral part of these financial statements.

MV FUND II, LLC
(a Development Stage Company)
Statements of Operations
(Unaudited)

September 2, 2003
	Three months ended	Three months ended	Nine months ended		Nine months ended	(Inception) to
	March 31,	March 31,	March 31,		March 31,	March 31,
	2005	2004	2005		2004	2005

Revenue	$-	$-	$-	$		$-

Expenses:
General and administrative expenses	-	-	-			-
Total expenses	-	-	-			-

Net (loss)	$-	$-	$-	$		$-

Net (loss) allocated to members	$-	$-	$-	$		$-

Weighted average membership units	-	-	-			-

Net (loss) allocated to members per
weighted average membership units	$-	$-	$-	$		$-

The accompanying notes are an integral part of these financial statements.

MV FUND II, LLC
(a Development Stage Company)
Statement of Changes inMember's Equity
(Unaudited)

	Units	Amount

September 2, 2003 (Inception)	-	$-

Net (loss)		-

Balance, December 31, 2003	-	-

Net (loss)		-

Balance, December 31, 2004	-	-

Net (loss)	-	-

Balance, March 31, 2005	-	$-

The accompanying notes are an integral part of these financial statements.

MV FUND II, LLC
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

September 2, 2003
	Nine months ended	Nine months ended	(Inception) to
	March 31,	March 31,	March 31,
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$-	$-	$-
Changes in operating assets and liabilities:
Increase in deferred offering expenses			(10,000)
Increase in accrued expenses			10,000
Net cash (used) by operating activities	-	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash - beginning	-	-	-
Cash - ending	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$-	$-	$-
Number of membership units issued for expenses	-	-	-

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

For the period from September 2, 2003 (date of inception) through March 31, 2005, the Company has not commenced its planned operations and the only transactions were costs associated with the offering (i.e., legal fees), which were deferred until completion of the offering.

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

Issuance of membership units

As of March 31, 2005, the Company has not issued any membership units.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of MV Funding Group, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

By: /s/ Sam Medley Sam Medley Title: Chief Executive Officer of MV Funding Group, Inc., sole Manager of MV Fund II, LLC