Form 10QSB/A
period 2004-12-31
MV FUND II LLC
filed 2005-05-25
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV Fund II, LLC
By: MV Funding Group, Inc., its sole manager
Date:	May 23, 2005

By:/s/ Sam Medley Sam Medley Title: Chief Executive Officer of MV Funding Group, Inc., sole Manager of MV Fund II, LLC