Form 10KSB
period 2005-06-30
MV FUND II LLC
filed 2005-11-02
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 333-115444

MV Fund II, LLC
(Name of small business issuer in its charter)
Nevada	20-0987069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7311 W. Charleston Blvd., Suite 110 Las Vegas, Nevada	89117
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 702-228-7105
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer’s revenue for its most recent fiscal year  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$0 as of June 30, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 0 Membership Units outstanding as of September 7, 2005

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I
Item 1:  Description of Business

We were organized on September 2, 2003 and currently have no operational activities. The Fund will begin operations once we are capitalized and receive the minimum investment of securities registered with the Securities and Exchange Commission. On January 25, 2005, the registration statement filed on Form S-1 (Commission file number 333-115444) was declared effective. This offering has commenced and is ongoing. As of September 7, 2005, we have not sold any membership interests.

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

Because the officers of our Managing Member have a significant degree of knowledge with respect to the real estate markets in Nevada and certain Western states, it is likely most of our loans will be concentrated in such states. Geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our operating results when we commence operations. Commercial real estate markets in Nevada have continued to prosper, with significant borrowing activity.

We expect to commence our operations when we receive financing from the sale of our membership interests in our equity offering.

Purchase and Sale of Plant or Significant Equipment

We do not anticipate any purchase or sale of plant and significant equipment over the next twelve months.

Employees

We have no employees. Our Managing Member is MV Funding Group, Inc., a Nevada corporation, incorporated on September 5, 2003 (“MV Funding”).

Existing and Probable Governmental Regulation

Our operations are conducted by MV Funding and loans are expected to be obtained through independent mortgage brokers. Mortgage brokers generally conduct their businesses under a license issued by the State of Nevada Financial Institutions Division. Under applicable Nevada law, the division has broad discretionary authority over activities, including the authority to conduct periodic regulatory audits of all aspects of these types of operations.

We and MV Funding are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

Should we or MV Funding not adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Item 2:  Description of Property

Currently, we do not own any real estate. We are leasing our executive offices 7311 W. Charleston Blvd., Suite 110, Las Vegas, Nevada 89117.

Investment Policies

We will invest in mortgage loans throughout the areas in which MV Funding’s officers have experience,

primarily California, Nevada, Colorado, Missouri, Texas, Utah, Alaska, Alabama and Oklahoma. Depending on the market and on the Fund's performance, we plan to expand our investments throughout the United States. However, MV Funding and its officers have limited experience outside of these areas. The loans we invest in will be selected for us by MV Funding from among loans originated by mortgage brokers. MV Funding anticipates identifying and pursuing loans from both affiliated and non-affiliated brokers and choosing from among the best loans its management is able to find. When a mortgage broker originates a loan for us, that person identifies the borrower, processes the loan application, makes or invests in the loan and brokers or sells the loan to us. We believe that our loans will be attractive to mortgage brokers and borrowers because of the expediency of our loan approval process, which will take about 10 to 20 days. We anticipate that MV Funding may originate some of the loans we decide to invest in. We expect, however, that this will represent less than 10% of our resulting loan portfolio.

We anticipate that because of our increased willingness to purchase riskier loans, we are likely to be able to obtain loans with higher interest rates than the rates charged by conventional lenders. We will invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. We anticipate about 60% of our assets will be invested in commercial type loans and approximately 20% of our assets will be invested in residential type loans and an equal amount in loans on unimproved property.

These percentages are an approximate representation of how our portfolio is expected to be comprised, but they are not binding upon our Manager. Our operating agreement allows our Manager wide discretion in its decisions on portfolio representation for each loan type and the loan to value ratio that is used to approve a loan.

In addition to those policies contained in this prospectus and the Operating Agreement, MV Funding may establish written policies on loans and borrowings.
Our principal investment objectives will be to:

•	Produce revenues from the interest income on our mortgage loans;

•	Provide monthly cash distributions to our membership interest holders from the net income earned on our mortgage loans;

•	Preserve our membership interest holders’ capital contributions: and

•	Reinvest to the extent permissible payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

We cannot assure our membership interest holders that we will achieve these objectives or that our membership interest holders’ capital will not decrease. MV Funding may change the overall investment strategy, subject to the fiduciary obligations that it owes to all members. MV Funding has no authority to do anything that would impair our ability to carry on our ordinary business as a mortgage lender.

Acquisition and Investment Policies

We cannot begin operations until we manage to sell a minimum of 200 membership interests ($500,000). On January 25, 2005, our registration statement filed on Form S-1 (Commission file number 333-115444) was declared effective. This offering has commenced and is ongoing. As of September 7, 2005, we have not sold any membership interests.  We must sell a minimum of 200 units or $500,000 in order to begin the operations of the Fund.  Until this minimum is reached, all investment money received will be held in a segregated account, unused.  If this minimum is not reached, any and all investment money received by us will be returned to investors promptly, without interest.  Once the minimum is reached, all money held in the segregated account will be released into the Fund to start operations.  If we do not sell the minimum by December 22, 2005, the offeringwill close and we will be required to seek other sources of funding.

Upon commencing operations, we will seek to invest substantially all of the Offering proceeds in mortgage loans, after paying applicable fees and expenses, if any. We anticipate that we will invest about 93% of the Offering proceeds in mortgage loans. Approximately 3% will be held as a working capital cash reserve and 4% will be paid to MV Funding as an organizational fee. Currently, MV Funding does not have any arrangements, understandings, relationship or affiliations with any group of borrowers or potential borrowers, including any construction firms or land developers.

The majority of our collateral on our mortgage loans are the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the secured properties. While we may invest in other types of loans, most of the loans in which we will invest will be made to real estate developers with a lesser proportion of loans involving land loans and bridge financing.

We will not give any rebates or enter into any reciprocal agreement with MV Funding or any of its affiliates. We do not anticipate that our mortgage investments will be insured or guaranteed by any government agency.

MV Funding will continuously evaluate prospective investments, select the mortgages in which we will invest and makes all investment decisions on our behalf. our membership interest holders are not entitled to act on any proposed investment. In evaluating prospective mortgage loan investments, MV Funding considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured;

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates (if applicable);

•	potential for rental increases (if applicable);

•	current and projected revenues from the property;

•	the status and condition of the record title of the property securing the investment;

•	geographic location of the property securing the investment; and

•	the financial condition of the borrowers and their principals, if any, who guarantee the loan.

MV Funding will generally obtain our loans from non-affiliated mortgage brokers and previous borrowers, and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by MV Funding to facilitate our purchase of the loans. There are no specific requirements or guidelines governing MV Funding’s discretion in determining which mortgage loans it will place with us.

We do not anticipate, at this time, investing in mortgage loans indirectly through other companies, general partnerships, joint ventures or other funds.

When selecting mortgage loans for us, MV Funding will use the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Mortgages. Generally, our assets will be secured by first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the secured property will not be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in at this time are second mortgages, although in the future we may invest in wraparound, or all-inclusive, mortgages.

2. Loan-to- Value Ratio. We generally will use the following loan-to-value guidelines when originating loans:

Type of Secured Property	Loan-to-Value Ratio
Residential	75%
Unimproved Land	60% (of the anticipated as-if developed value)
Acquisition and Development	60% (of the anticipated as-if developed value)
Commerical Property	75% (of the anticipated post-development value)
Construction	75% (of the anticipated as-if developed value)
Bridge	75% (of the anticipated as-if developed value)
Leasehold Interest	75% (of value of leasehold interest)

We may deviate from these guidelines under certain circumstances. For example, MV Funding, in its discretion, may increase any of the above loan-to-value ratios if, in its opinion, a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, MV Funding, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest. Nevertheless, in no event will the loan-to-value ratio on any loan exceed 80% of the independently appraised as-if developed value of the property at the time of loan origination. The target loan-to--value ratio for our loan portfolio as a whole is approximately 70%.

MV Funding receives an appraisal at the time of loan underwriting, which may precede the placement of the loan with us. Generally, these appraisals are completed within a few months prior to investing in a loan. Also, the appraisal may have been previously performed for the borrower. The appraisal may be for the current estimated as-if developed value of the property. We will use appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to MV Funding. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. The appraisals may be for the current estimated as-if developed or as-if completed value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. An employee or agent of MV Funding reviews each appraisal report and conducts a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

We will depend upon our real estate security to protect us from default on the loans that we make. We will depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. In addition, most of the appraisals are prepared on an as if-developed basis. If the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to our membership interest holders.

3. Construction Mortgage Loans. We will invest in construction loans other than home improvement loans on residential property. We do not anticipate that the loan-to-value ratio on construction loans in which we invest will exceed 75% of the independently appraised as-if developed value of the security property.

4. Terms of Mortgage Loans. We expect that a majority of our loans will be for a term of 12 months. Our original loan agreements will permit extensions to the term of the loan by mutual consent. Such extensions will be generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

We expect that many of our loans will provide for payments of interest only with a balloon payment of principal payable in full at the end of the term. In addition, we may invest in mortgage loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.

5. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance Coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•
All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of MV Funding or any other nominee.

6. Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised as-if developed value of the property, and the mortgage loan will not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised as-if developed value of the underlying property, as determined by a written appraisal which was conducted within the then-preceding twelve months at the time of loan origination. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

7. Participation. We may also participate in loans with other lenders, including affiliates by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if-:

•  we did not have sufficient funds to invest in an entire loan.

•  we are seeking to increase the diversification in our loan portfolio.

We may participate in loans with non-affiliates if we acquire a controlling interest, provided we would be able to direct or cause the direction of the management and policies of such participation, which would include the authority to:

•	review all material contracts;

•	cause a sale of the mortgage or our interest therein subject in certain cases to limitations imposed by the participation agreement between the parties;

•	approve budgets and major capital expenditures, subject to a stated minimum amount;

•	veto any sale of a mortgage, or alternatively, to receive a specified preference on sale or proceeds; and

•	exercise a right of first refusal on any desired sale by a participant of its interest in a loan, except for transfer to its affiliate.

8. Diversification. We will neither invest in, nor make, mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital, nor will we invest in or make mortgage loans to or from any one borrower that would exceed, in the aggregate, an amount greater than 20% of our capital.

9. Reserve Fund. We will establish contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

10. Credit Evaluations. Before making a loan, we will first determine that a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. We will also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

11. Sale of Mortgage Investments. Although we have no plan to do so, we may sell our mortgage loans or interests in our loans to either affiliates or non-affiliated parties when MV Funding believes that it is advantageous to us to do so. However, as noted elsewhere in this prospectus, we do not expect that the loans will be marketable or that a secondary market will ever develop for them.

Purchase of Loans from MV Funding

In addition to those loans MV Funding selects for us, we will purchase loans that were originated by MV Funding or other parties, as long as the loan satisfies all of our lending criteria. However, we will not acquire a loan from or sell a loan to a mortgage program in which MV Funding has an interest.

Types of Loans We Intend to Invest In

We will primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development,

construction, commercial, residential and bridge loans. The disclosure that follows is an approximate representation of how our portfolio will be comprised. None of these standards are binding upon our Manager. The assumed portfolio representation for each loan type and the loan to value ratio contain significant concessions that allow the Manager to use its discretion to exceed these limits.

Raw and Unimproved Land Loans

Approximately 20% of our assets will be invested in loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower's actual capital investment in the property. Typically, we will invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property's value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser, upon which development is dependent on availability of financing.

Acquisition and Development Loans

Some of our assets may be invested in acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we will invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on some acquisition and development loans may be calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

Construction Loans

Some of our assets may be invested in construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will arrange loans for up to 75% of the appraised value. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

Commercial Property Loans

Approximately 60% of our assets may be invested in commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the value or net operating income of the property so that it may qualify for institutional refinancing. We will review the appraisal of the value of the property and will invest in loans for up to 75% of such appraised value.

Residential Loans

A relatively small percentage of our assets may be invested in residential loans. These loans facilitate the purchase or refinance of one to four family residential property membership interests provided the borrower uses the property as a principal residence. We will invest in loans for up to 75% of the value of the property.

Bridge Loans

Some of our assets may be invested in bridge loans. These loans provide interim financing (up to six months) to enable commercial borrowers to qualify for permanent refinancing. We will review the appraisal of the value of the property and will generally invest in loans of up to 75% of that value. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property.

Collateral That Will Secure Our Loans

The types of collateral that will secure the loans made by us include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

The majority of the loans we will invest in will be secured by a first deed of trust. Thus, the applicable lender will have rights as a first mortgage lender of the collateralized property.

Second Deed of Trust

Some of the loans invested in by us may be in second mortgage loans and in wraparound mortgage loans. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender's rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.

Leasehold Interest

Some of our assets may be invested in loans where the collateral is an interest in a lease.

Special Terms Of Loans We Expect To Make

Prepayment Penalties and Exit Fees

Generally, the loans we will make will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we expect will minimize the risk of lower yields.

Extensions to Term of Loan

Our original loan agreements will permit extensions to the term of the loan by mutual consent. Such extensions will be generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we will only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower's obligation to make interest payments on the loan.

Balloon Payment

Substantially all of the loans we intend to invest in or purchase will require the borrower to make a balloon payment on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Mortgages on Sales of Properties

We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our Operating Agreement provides that whether we choose to distribute the proceeds or reinvest them, our membership interest holders will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

Variable Rate Loans

We expect that most of the loans we will invest in are fixed rate loans. Occasionally we may acquire variable rate loans. Variable rate loans originated by us may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). We may negotiate spreads over these indices of up to 5.5%, depending upon market conditions when the loan is made.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. We will attempt to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by us will contain provisions under which the interest rate cannot fall below the initial rate.

Interest Rate Caps

Variable rate loans generally have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

Variable rate loans of five to ten year maturities are not assumable without our prior consent. We do not expect to invest in or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing mortgage loan will be subject to the same underwriting criteria as the original borrower.

No Trust or Investment Company Activities

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We intend to conduct our business so that we are not an investment company within the meaning of the Investment Company Act of 1940. Last, we intend to conduct our business so that we are not to be deemed a dealer in mortgage loans for federal income tax purposes.

Competition and General Economic Conditions

There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we plan to invest. No particular competitor dominates the market. For the past few years, the institutional lenders have not been as active in the commercial mortgage market as in prior years. Recently, however, many major institutional lenders have re-entered the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans.

Regulation

Our operations are conducted by our Managing Member, MV Funding, and loans are expected to be obtained through independent mortgage brokers. Mortgage brokers generally conduct their businesses under a license issued by the State of Nevada Financial Institutions Division. Under applicable Nevada law, the division has broad discretionary authority over activities, including the authority to conduct periodic regulatory audits of all aspects of these types of operations.

We and MV Funding are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

Should we or MV Funding not adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.

HOW WE PROTECT OUR RIGHTS AS A LENDER

The following discussion is a summary of legal aspects of mortgage loan business. Because this is a summary, it does not contain all the information that may be important to our membership interest holders. Many of the legal aspects of making mortgage loans are governed by applicable state laws, which may vary substantially. The following material does not reflect the laws of any particular state, unless specifically indicated.

Overview of Mortgages

We plan to invest in mortgage loans. In connection with these loans, we receive mortgages or other similar instruments such as deeds of trust, granting us rights in the secured properties. Our authority under a mortgage is governed by applicable law and the express provisions of the mortgage.

Priority of liens on mortgaged property created by mortgages depends on their terms and on the order of filing with a state, county or municipal office, although this priority may be altered by the mortgagee's knowledge of unrecorded liens against the secured property. However, filing or recording does not establish priority over governmental claims for real estate taxes and assessments. In addition, the Internal Revenue Code provides priority for certain tax liens over the mortgage.

Foreclosure

Our plan in the event of foreclosure is to protect our investment by immediately putting the property on the market for sale once we have obtained ownership rights. It is not our intent to hold or manage any property in any way; however, in the event that we are unable to sell the property immediately for an adequate amount, we will hire independent contractors to manage the property for us so as to minimize our time and involvement until the property can be sold. Management anticipates that despite the speculative nature of some of the loans that the Fund will make, in general our loan-to-value ratios will be low enough to allow us to sell property upon foreclosure and obtain an adequate return on our investment. Management’s belief that we will be able to recover is based on its knowledge of the historical movement of property values and the general ability of lenders to recover their investment at the loan-to-value ratios planned for our loans.

Non judicial Foreclosure

If a mortgage loan secured by a deed of trust is in default, we will protect our rights by foreclosing through a non-judicial sale. Deeds of trust differ from mortgages in form, but are in most other ways similar to mortgages. Deeds of trust will contain specific provisions enabling non judicial foreclosure in addition to those provided for in applicable statutes upon any material default by the borrower. Applicable state law controls the extent that we have to give notice to interested parties and the amount of foreclosure expenses and costs, including attorney's fees, which may be covered by a lender, and charged to the borrower.

Judicial Foreclosure

Foreclosure under mortgage instruments other than deeds of trust is more commonly accomplished by judicial action initiated by the service of legal pleadings. When the mortgagee's right to foreclose is contested, the legal proceedings necessary to resolve the issue can be time-consuming. A judicial foreclosure is subject to most of the delays and expenses of other litigation, sometimes requiring up to several years to complete. For this reason, we do not anticipate using judicial foreclosure to protect our rights unless it is necessary.

When foreclosing under a mortgage instrument, the sale by the designated official is often a public sale. The willingness of third parties to purchase the property will depend to some extent on the status of the borrower's title, existing redemption rights and the physical condition of the property. It is common for the lender to purchase the secured property at a public sale where no third party is willing to purchase the property, for an amount equal to the outstanding principal amount of the indebtedness and all accrued and unpaid interest and foreclosure expenses. In this case, the debt owed to the mortgagee will be extinguished. Thereafter, the mortgagee would assume the burdens of ownership, including paying operating expenses and real estate taxes and making repairs. The lender is then obligated as an owner until it can arrange a sale of the property to a third party. If we foreclose on the secured property, we expect to obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. Depending upon market conditions, the ultimate proceeds of the sale of the property may not equal our investment in the property. A lender commonly incurs substantial legal fees and court costs in acquiring a mortgaged property through contested foreclosure and/or bankruptcy proceedings.

Lenders also need to comply with procedure-related environmental rules and regulations. An increasing number of states require that any environmental hazards are eliminated before a property may be resold. A lender may be responsible under federal or state law for the cost of cleaning up a mortgaged property that is environmentally contaminated. As a result, a lender could realize an overall loss on a mortgage loan even if the related mortgaged property is sold at foreclosure or resold after it is acquired through foreclosure for an amount equal to the full outstanding principal amount of the mortgage loan, plus accrued interest.

In foreclosure proceedings, courts frequently apply equitable principles, which are designed to relieve the borrower from the legal effects of his immaterial defaults under the loan documents or the exercise of remedies that would otherwise be unjust in light of the default. These equitable principles and remedies may impede our efforts to foreclose.

Environmental Risks

Our secured property may be subject to potential environmental risks. Of particular concern may be those secured properties which are, or have been, the site of manufacturing, industrial or disposal activity. These environmental risks may give rise to a diminution in value of the secured property or liability for clean-up costs or other remedial actions. This liability could exceed the value of the real property or the principal balance of the related mortgage loan. For this reason, we may choose not to foreclose on contaminated property rather than risk incurring liability for remedial actions.

Under the laws of certain states, an owner's failure to perform remedial actions required under environmental laws may give rise to a lien on mortgaged property to ensure the reimbursement of remedial costs. In some states this lien has priority over the lien of an existing mortgage against the real property. Because the costs of remedial action could be substantial, the value of a mortgaged property as collateral for a mortgage loan could be adversely affected by the existence of an environmental condition giving rise to a lien.

The state of law is currently unclear as to whether and under what circumstances clean-up costs, or the obligation to take remedial actions, can be imposed on a secured lender. If a lender does become liable for clean up costs, it may bring an action for contribution against the current owners or operators, the owners or operators at the time of the on-site disposal activity or any other party who contributed to the environmental hazard, but these persons or entities may be bankrupt or otherwise judgment-proof. Furthermore, an action against the borrower may be adversely affected by the limitations on recourse in the loan documents.

For the foregoing reasons, we anticipate that we will require a Phase I Environmental Site Assessment of all secured properties prior to approval of any loan from us.

Second Mortgages; Rights of Senior Mortgages

We do not presently intend to acquire mortgages that are subordinate to more than one other mortgage. Our rights as mortgagee or beneficiary under a second mortgage will be subordinate to those of the mortgagee under the senior mortgage, including the prior rights of the senior mortgagee to receive rents, hazard insurance and condemnation proceeds and to cause the secured property to be sold upon default of the mortgagor. This can extinguish a second mortgage unless we assert our subordinate interest in foreclosure litigation or satisfy the defaulted senior loan. In many states a junior mortgagee may satisfy a defaulted senior loan in full, or may cure the default, and bring the senior loan current, in either event adding the amounts expended to the balance due on the junior loan. Absent a provision in the senior mortgage, or unless required by state law, a senior mortgagee need not give notice of default to a junior mortgagee.

The form of mortgage used by many institutional lenders confers on the mortgagee the right both to receive insurance proceeds and condemnation awards. Thus, in the event improvements on the property are damaged or destroyed by fire or other casualty, or in the event the property is taken by condemnation, the first mortgagee will have the prior right to collect any insurance proceeds payable and any condemnation award of damages in and to apply the same to the indebtedness secured by the senior mortgage. Proceeds in excess of the amount of senior indebtedness will, in most cases, be applied to the indebtedness secured by a junior mortgage. The right to insurance proceeds and condemnation awards may be limited, as in cases where the mortgagor is allowed to use the insurance proceeds and condemnation award to repair the damage unless the security of the mortgagee has been impaired.

The form of mortgage used by many institutional lenders also contains a future advance clause, which provides that additional amounts advanced to or on behalf of the mortgagor by the mortgagee are to be secured by the mortgage. While this type of clause is valid under the laws of most states, the priority of any advance made under the clause may depend on whether the advance was an obligatory or optional advance. If the mortgagee is obligated to advance the additional amounts, the advance may be entitled to receive the same priority as amounts initially made under the mortgage, notwithstanding that there may be intervening junior mortgages and other liens and notwithstanding that the mortgagee or beneficiary had actual knowledge of them.

Where the mortgagee is not obligated to advance the additional amounts and has actual knowledge of the intervening junior mortgages and other liens, the advance may be subordinate to these intervening junior mortgages and other liens. Priority of advances under a future advance clause may also rest on state law giving priority to advances made under the loan agreement up to a credit limit amount stated in the recorded mortgage.

We can also protect ourselves by including provisions obligating the mortgagor to do the following:

•	pay before delinquency all taxes and assessments on the property and, when due, all encumbrances, charges and liens on the property which appear prior to the mortgage,

•	to provide and maintain fire insurance on the property,

•	to maintain and repair the property,

•	not to commit or permit any waste on the property, and

•	to appear in and defend any action or proceeding purporting to affect the property or the rights of the mortgagee under the mortgage.

Upon a failure of the mortgagor to perform any of these obligations, we would have the right under the mortgage to perform the obligation, with the mortgagor agreeing to reimburse us for any sums we expend on behalf of the mortgagor. All sums we expend become part of the indebtedness secured by the mortgage.

Statutory Rights of Redemption

After a foreclosure sale pursuant to a mortgage, the borrower and foreclosed junior lienors may have a statutory period in which to redeem the property from the foreclosure sale. Redemption may be limited to where the mortgagee receives payment of all or the entire principal balance of the loan, accrued interest and expenses of foreclosure. The statutory right of redemption diminishes the ability of the lender to sell the foreclosed property. The right of redemption may defeat the title of any purchaser at a foreclosure sale or any purchaser from the lender subsequent to a foreclosure sale. One remedy we may have is to avoid a post-sale redemption by waiving our right to a deficiency judgment. Consequently, as noted above, the practical effect of the redemption right is often to force the lender to retain the property and pay the expenses of ownership until the redemption period has run.

Anti-Deficiency Legislation

We may acquire interests in mortgage loans which limit our recourse to foreclosure upon the secured property, with no recourse against the borrower's other assets. Even if recourse is available pursuant to the terms of the mortgage loan against the borrower's assets in addition to the mortgaged property, we may confront statutory prohibitions which impose prohibitions against or limitations on this recourse. For example, the right of the mortgagee to obtain a deficiency judgment against the borrower may be precluded following foreclosure. A deficiency judgment is a personal judgment against the former borrower equal in most cases to the difference between the net amount realized upon the public sale of the security and the amount due to the lender. Other statutes require the mortgagee to exhaust the security afforded under a mortgage by foreclosure in an attempt to satisfy the full debt before bringing a personal action against the borrower. We may elect, or be deemed to have elected, between exercising our remedies with respect to the security or the deficiency balance. The practical effect of this election requirement is that lenders will usually proceed first against the security rather than bringing personal action against the borrower. Other statutory provisions limit any deficiency judgment against the former borrower following a judicial sale to the excess of the outstanding debt over the fair market value of the property at the time of the public sale.

In Nevada, for example, we can pursue a deficiency judgment against the borrower or a guarantor if the value of the property securing the loan is insufficient to pay back the debt owed to us. In jurisdictions like California, however, if we desire to seek a judgment in court against the borrower for the deficiency balance, we may be required to seek judicial foreclosure and/or have other security from the borrower. We would expect this to be a more prolonged procedure, and is subject to most of the delays and expenses that affect other lawsuits.

Bankruptcy Laws

We may be subject to delays from statutory provisions that afford relief to debtors from our ability to obtain payment of the loan, to realize upon collateral and/or to enforce a deficiency judgment. Under the United States Bankruptcy Code of 1978, which we refer to as the Bankruptcy Code, and analogous state laws, foreclosure actions and deficiency judgment proceedings are automatically suspended upon the filing of the bankruptcy petition, and often no interest or principal payments are made during the course of the bankruptcy proceeding. The delay and consequences in obtaining our remedy can be significant. Also under the Bankruptcy Code, the filing of a petition in bankruptcy by or on behalf of the holder of a second mortgage may prevent the senior lender from taking action to foreclose out the junior lien.

Under the Bankruptcy Code, the amount and terms of a mortgage on property of the debtor may be modified under equitable principles or otherwise. Under the terms of an approved bankruptcy plan, the court may reduce the outstanding amount of the loan secured by the real property to the then current value of the property in tandem with a corresponding partial reduction of the amount of the lender's security interest. This leaves the lender having the status of a general unsecured creditor for the differences between the property value and the outstanding balance of the loan. Other modifications may include the reduction in the amount of each monthly payment, which may result from a reduction in the rate of interest and/or the alteration of the repayment schedule, or change in the final maturity date. A court may approve a plan, based on the particular facts of the reorganization case that effected the curing of a mortgage loan default by paying arrearage over time. Also, under the Bankruptcy Code, a bankruptcy court may permit a debtor to de-accelerate a mortgage loan and to reinstate the loan even though the lender accelerated the mortgage loan and final judgment of foreclosure had been entered in state court prior to the filing of the debtor's petition. This may be done even if the full amount due under the original loan is never repaid. Other types of significant modifications to the terms of the mortgage or deed of trust may be acceptable to the bankruptcy court, often depending on the particular facts and circumstances of the specific case.

In a bankruptcy or similar proceeding action may be taken seeking the recovery as a preferential transfer of any payments made by the mortgagor under the related mortgage loan to the lender. Payments on long-term debt may be protected from recovery as preferences if they are payments in the ordinary course of business made on debts incurred in the ordinary course of business. Whether any particular payment would be protected depends upon the facts specific to a particular transaction.

Enforceability of Certain Provisions

Due-On-Sale Provisions

Federal law pre-empts state constitutional, statutory and case law that prohibits the enforcement of due-on-sale clauses and permits lenders to enforce these claims in accordance with their terms. As a result, due-on-sale clauses are enforceable except in those states whose legislatures exercised their limited authority to regulate the enforceability of these clauses. Due-on-sale clauses will not be enforceable in bankruptcy proceedings.

Acceleration on Default

We may invest in mortgage loans which contain a debt-acceleration clause, which permits us to accelerate the full debt upon a monetary or nonmonetary default of the borrower. The courts of most states will enforce clauses providing for acceleration in the event of a material payment default after we give appropriate notices. The equity courts of any state, however, may refuse to foreclose a mortgage when an acceleration of the indebtedness would be inequitable or unjust. Furthermore, a borrower may avoid foreclosure and reinstate an accelerated loan by paying only the defaulted amounts and the costs and attorney's fees incurred by the lender in collecting these defaulted payments.

State courts also are known to apply various legal and equitable principles to avoid enforcement of the forfeiture provisions of installment contracts. For example, a lender's practice of accepting late payments from the borrower may be deemed a waiver of the forfeiture clause. State courts also may impose equitable grace periods for payment of arrearage or otherwise permit reinstatement of the contract following a default. If a borrower under an installment contract has significant equity in the property, a court may apply equitable principles to reform or reinstate the contract or to permit the borrower to share the proceeds upon a foreclosure sale of the property if the sale price exceeds the debt.

Prepayment Provisions

In the absence of state statutory provisions prohibiting prepayment fees, we expect that the courts will enforce claims requiring prepayment fees. However, in some states prepayment fees may be unenforceable for residential loans or after a mortgage loan has been outstanding for a number of years. Applicable law may limit the amount of any prepayment fee to a specified percentage of the original principal amount of the mortgage loan, to a specified percentage of the outstanding principal balance of a mortgage loan, or to a fixed number of month's interest on the prepaid amount. We may have to contend with laws that render prepayment provisions on default or other involuntary acceleration of a mortgage loan unenforceable against the mortgagor or trustor. Some state statutory provisions may also treat prepayment fees as usurious if they exceed statutory limits. We anticipate that our loans will not have prepayment provisions.

Secondary Financing: Due-on-Encumbrance Provisions

Some mortgage loans may have no restrictions on secondary financing, thereby permitting the borrower to use the mortgaged property as security for one or more additional loans. We are more likely to invest in mortgage loans that permit us, as first lender, to accelerate the maturity of a loan if the borrower grants a second mortgage or in mortgage loans that require our consent to any junior or substitute financing.

Where a borrower encumbers the mortgaged property with one or more junior liens, the first lender is subjected to the following additional risks:

•	the borrower may have difficulty servicing and repaying multiple loans;

•	acts of the senior lender which prejudice the junior lender or impair the junior lender's security may create a superior equity in favor of the junior lender;

•
if the borrower defaults on the senior loan and/or any junior loan or loans, the existence of junior loans and actions taken by junior lenders can impair the security available to the senior lender and can interfere with, delay and even prevent the taking of action by the senior lender;

•	the bankruptcy of a junior lender may operate to stay foreclosure or similar proceedings by the senior lender.

We expect that our loans will prohibit junior mortgages and intend to monitor our loans closely so that we will know when a junior lien holder acquires an interest in the secured property.

Applicability of Usury Laws

State and federal usury laws limit the interest that lenders are entitled to receive on a mortgage loan. In determining whether a given transaction is usurious, courts may include charges in the form of points and fees as interest, but may exclude payments in the form of reimbursement of foreclosure expenses or other charges found to be distinct from interest. If, however, the amount charged for the use of the money loaned is found to exceed a statutorily established maximum rate, the form employed and the degree of overcharge are both immaterial. Statutes differ in their provision as to the consequences of a usurious loan. One group of statutes requires the lender to forfeit the interest above the applicable limit or imposes a specified penalty. Under this statutory scheme, the borrower may have the recorded mortgage or deed of trust cancelled upon paying its debt with lawful interest, or the lender may foreclose, but only for the debt plus lawful interest. Under a second, more severe type of statute, a violation of the usury law results in the invalidation of the transaction, thereby permitting the borrower to have the recorded mortgage or deed of trust cancelled without any payment and prohibiting the lender from foreclosing.

Nevada law does not apply limitations on interest that may be charged on the type of loans that we intend to invest in or purchase. In California, we will only invest in loans that were made through real estate brokers licensed by the California Department of Real Estate. Mortgage loans made or arranged by a licensed real estate broker are exempt from the California usury law provisions that restrict the maximum rate of interest on California loans. All underlying mortgage loans on California property that are invested in or purchased by us will be arranged for us by such a licensed California real estate broker.

Item 3: Legal Proceedings

We are not aware of any pending or threatened litigation against the Fund, its manager, or affiliates that we believe is of a material nature or that could negatively affect the net worth of the Fund.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the annual period ended June 30, 2005.

PART II

Item 5: Market for Common Equity and Related Membership Interest Holder Matters

Market Information

There is no public market for our Membership Interests. On January 25, 2005, our registration statement filed on Form S-1 (Commission file number 333-115444) was declared effective. As of September 7, 2005, we have not sold any of the membership interests in our ongoing public offering.

Holders of Our Membership Interests

As of September 7, 2005, we had 0 holders of record of our membership interests.

Dividends

We have not declared any dividends or made any distributions, and we do not plan to declare any dividends or make any distributions in the foreseeable future.

Recent Sales of Unregistered Securities

On January 25, 2005, our registration statement filed on Form S-1 (Commission file number 333-115444) was declared effective. This offering has commenced and is ongoing. As of September 7, 2005, we have not sold any membership interests.

Item 6: Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

We were organized on September 2, 2003 and currently have no operational activities. The Fund will begin operations and will be capitalized concurrent with the receipt of the minimum investment of $500,000 (200 units) under our Registration Statement which was declared effective by the Securities Exchange Commission on January 25, 2005.   We must sell a minimum of 200 units or $500,000 in order to begin the operations of the Fund.  Until this minimum is reached, all investment money received will be held in a segregated account, unused.  If this minimum is not reached, any and all investment money received by us will be returned to investors promptly, without interest.  Once the minimum is reached, all money held in the segregated account will be released into the Fund to start operations.  If we do not sell the minimum by December 22, 2005, the offering will close and we will be required to seek other sources of funding.

To date, we have not earned any revenue as we have no operations.  We have incurred expenses in the amount of $125,606 since inception, primarily in connection with the expenses of our ongoing offering.

Upon receiving this minimum, management anticipates distributing the funds held in escrow and negotiating the purchase of the Fund’s first loans. Management will be seeking to loan out all the funds assets from the start in order to maximize the potential Fund earnings. While it is management’s preference to avoid larger loans in order to diversify risk, especially when its capital is limited as is likely during the start up of Fund operations, it does not expect to avoid larger loans as long as they offer the Fund a good investment opportunity and there is sufficient capital available to purchase the loan. However, investors should note that a larger loan would expose the fund to substantial credit risk, as a default by a single borrower could substantially reduce the fund’s assets.

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

We expect to commence our operations when we receive financing from the offering of our membership interests.

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

Item 7: Financial Statements

Index to Consolidated Financial Statements:

Audited Financial Statements:
F-1  Reports of Independent Registered Public Accounting Firms;

F-2  Balance Sheet as of June 30, 2005;

F-3  Statements of Operations - Years Ended June 30, 2005 and June 30, 2004;

F-4  Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended June 30, 2005 and June 30, 2004;

F-5  Statements of Cash Flows for the Years Ended June 30, 2005 and June 30, 2004; and

                F-6  Notes to Financial Statements

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of MV Fund II, LLC (the “Company”) (A Development Stage Company), as of June 30, 2005, and the related statements of operations, changes in members’ (deficit), and cash flows for the year then ended, and the period September 2, 2003 (Date of Inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MV Fund II, LLC (A Development Stage Company) as of June 30, 2005, and the related statement of operations, changes in members’ (deficit), and cash flows for the year then ended, and the period September 2, 2003 (Date of Inception) to June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
October 21, 2005

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying restated balance sheet of MV Fund II, LLC (the “Company”) (A Development Stage Company), as of June 30, 2004, and the related restated statements of operations, changes in members’ (deficit), and cash flows for the year then ended, and for the period from September 2, 2003 (Date of Inception) to June 30, 2004 containing the restated financial statements for June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of MV Fund II, LLC. (A Development Stage Company) as of June 30, 2004, and the related statements of operations, changes in members’ (deficit), and cash flows for the year ended June 30, 2004, and for the period from September 2, 2003 (Date of Inception) to June 30, 2004 containing the restated financial statements for June 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, the Company’s 2004 net loss previously reported as $-0- should have been $33,682. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Beckstead and Watts, LLP
August 16, 2004, except for Note 1, as to which the date is October 21, 2005

MV Fund II, LLC
(A Development Stage Company)

Balance Sheets
as of
June 30, 2005 and
Restated June 30, 2004

and

Statement of Operations,
Changes in Members’ (Deficit), and
Cash Flows
For the years ended
June 30, 2005 and
Restated June 30, 2004
and
for the Period
September 2, 2003 (Date of Inception)
through
June 30, 2005 containing
Restated June 30, 2004

MV Fund II, LLC
(a Development Stage Company)
Balance Sheet

	June 30,	June 30,
	2005	2004
Assets		(Restated)

Current assets:
Due from managing member	$-	$-
Total current assets	-	-

	$-	$-

Liabilities and Members' (Deficit)

Current liabilities
Accrued expenses	$102,313	$14,889

Members' (deficit) - no units issued at 6/30/05 and 6/30/04	(102,313)	(14,889)

	$-	$-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statements of Operations

		September 2, 2003	September 2, 2003
	Twelve months ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005
		(Restated)

Net Revenue	$-	$-	$-

Expenses:
General and administrative expenses	91,924	33,682	125,606
Total expenses	91,924	33,682	125,606

Net (loss)	$(91,924)	$(33,682)	$(125,606)

Net (loss) allocated to members	$(91,924)	$(33,682)	$(125,606)

Weighted average membership units	-	-	-

Net (loss) allocated to members per
weighted average membership units	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Members' (Deficit)

			(Deficit)
			Accumulated
			During	Total
	Member	Additional paid-	Development	Members'
	Units	in capital	Stage	(Deficit)

September 2, 2003 (Inception)	-	$ -	$ -	$ -

Managing member donated capital		18,793		18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)			(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	18,793	(33,682)	(14,889)

Managing member donated capital		4,500		4,500

Net loss for the
year ended June 30, 2005			(91,924)	(91,924)

Balance, June 30, 2005	-	$ 23,293	$ (125,606)	$(102,313)

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows

		September 2, 2003	September 2, 2003
	Twelve months ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005
		(Restated)

Cash flows from operating activities
Net (loss)	$(91,924)	$(33,682)	$(125,606)
Changes in operating assets and liabilities:
Increase in accrued expenses	87,424	14,889	102,313
Net cash (used) by operating activities	(4,500)	(18,793)	(23,293)

Cash flows from financing activities
Expenses paid in capital
by managing member	4,500	18,793	23,293
Net cash provided by financing activities	4,500	18,793	23,293

Net increase in cash	-	-	-
Cash - beginning	-	-	-
Cash - ending	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$4,500	$18,793	$23,293
Number of membership units issued for expenses	-	-	-

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

For the period from September 2, 2003 (date of inception) through June 30, 2005, the Company has not commenced its planned operations and the only transactions were costs associated with the offering (i.e., legal fees).

The fiscal year end of MV Fund II, LLC is June 30.

Correction of errors

The Company has restated its previously issued financial statements for matters related to the following previously reported items: deferred offering expenses, accrued expenses, paid in capital, organizational and offering costs, and net income.  The accompanying financial statements for June 30, 2004 have been restated to reflect the error corrections.  The Company’s accumulated (deficit) at June 30, 2004, was increased by $33,682 as a result of prior period error corrections. The prior period errors increased net loss by $33,682 for the year ended June 30, 2004.

The following is a summary of the restatement for the year ended June 30, 2004:

2004
Accumulated (deficit) as previously reported	$0

Reductions in previously reported items:
Deferred offering expense	(10,000)

Additions in previously reported items:
Accrued expenses	(4,889)
Paid in capital	(18,793)
Organizational & offering costs	33,682

Total addition to 2004 reported net (loss)	$33,682

Ending balance of 2004 accumulated (deficit)	$(33,682)

The effect the adjustments on the Company’s previously reported June 30, 2004 financial statements are incorporated as follows:

MV Fund II, LLC
(a Development Stage company)
Notes to Financial Statements

Balance Sheet as of June 30, 2004	Previously Reported	Increase/ (Decrease)	Restated
Current Assets	$ 10,000	$ (10,000)	$ -0-
Other Assets	-0-	-0-	-0-
Total Assets	10,000	(10,000)	-0-

Current Liabilities	10,000	4,889	14,889

Members' (Deficit)
Paid in capital	-0-	18,793	18,793
Accumulated (deficit) - September 2 2003 (inception)	-0-	-0-	-0-
Net (loss) - June 30, 2004	-0-	(33,682)	(33,682)
Ending Members’ (deficit)	-0-	(14,889)	(14,889)

Total Liabilities and Members' (Deficit)	$ 10,000	$ (10,000)	$ -0-

Statement of Operations as of June 30, 2004	Previously Reported	Increase/ (Decrease)	Restated
Revenues	$ -0-	$ -0-	$ -0-
Cost of revenues	-0-	-0-	-0-
Gross profit (loss)	-0-	-0-	-0-

General & administrative expenses	-0-	(33,682)	(33,682)
Net (loss)	$ -0-	(33,682)	$ (33,682)

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

Income taxes

Income tax effects resulting from the Company’s operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

Revenue recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. The Company does not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that

MV Fund II, LLC
(a Development Stage company)
Notes to Financial Statements

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

MV Fund II, LLC
(a Development Stage company)
Notes to Financial Statements

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

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses for the periods ending June 30, 2005 or 2004.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments  made by Statement 152 This Statement  amends FASB Statement No.  66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell  real  estate  projects  does  not  apply  to real  estate  time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

MV Fund II, LLC
(a Development Stage company)
Notes to Financial Statements

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to  eliminate  the  exception  for  non-monetary  exchanges of similar productive  assets and  replaces it with a general  exception  for  exchanges of non-monetary assets that do not have commercial  substance.  Under SFAS 153, if a non-monetary  exchange of similar productive assets meets a  commercial-substance criterion and fair value is determinable,  the transaction must be accounted for at fair  value  resulting  in  recognition  of any  gain or  loss.  SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. We do not believe the adoption of SFAS No. 123 (R) will have a material impact on our financial statements.

NOTE 2 – MEMBER’S EQUITY

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

Issuance of membership units

As of June 30, 2005, the Company has not issued any membership units.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $125,606, and as of June 30, 2005, has had no revenue from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has generated no revenue from its planned principal operations.  In order to obtain the necessary capital, the Company plans to begin operations with

MV Fund II, LLC
(a Development Stage company)
Notes to Financial Statements

the receipt of a minimum investment of membership units and negotiating the purchase of the Fund’s first loans with this investment..  However, the Company is dependent upon its ability to secure financing, and there are no assurances that the Company will be successful.  Without sufficient financing it would be unlikely for the Company to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Item 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of MV Funding Group, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B: Other information

None.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our Management

Our business is managed by our Managing Member, MV Funding Group, Inc., a Nevada corporation (“MV Funding”). The telephone number for MV Funding’s offices is (702) 256-6337.

MV Funding

MV Funding manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. These duties include dealings with members, accounting, tax and legal matters, communications and filings with regulatory agencies and all other needed management and operational duties. As our only Manager, MV Funding has complete authority and responsibility for:

•	evaluating and choosing the mortgage loans in which we will invest;

•	deciding what agreements we will enter into and whether we will enter into joint ventures with other companies to invest in mortgage loans;

•	originating, servicing and managing our mortgage loan investments; and

•	managing all our other operations.

Notwithstanding that MV Funding has the broad authority described above, MV Funding may not do any of the following:

•	impair our ability to carry on or change the nature of our business;

•	anything else not permitted in the Operating Agreement.

Holders of our membership interests have no right to participate in the management or control of our business or affairs other than to exercise the limited voting rights provided for members in our Operating Agreement. MV Funding has primary responsibility for the initial selection, evaluation and negotiation of our mortgage loans. MV Funding will provide, itself or through outside agreements, all executive, supervisory and administrative services for our operations, including servicing the mortgage loans we hold. Our books and records are maintained by MV Funding, subject to audit by independent certified public accountants.

Evaluation and Acquisition by MV Funding

MV Funding will consider and evaluate prospective loans for us. In that regard, MV Funding will evaluate the credit of prospective borrowers, analyze the return to us of potential mortgage loan transactions, review property appraisals, and determine which types of transactions appear to be most favorable to us. We will not establish our own underwriting standards and will solely rely on MV Funding to provide such services.

Mortgage Loans

MV Funding will identify a potential loan and then process the application. When processing an application, MV Funding will perform process and quality control, including it will:

•	order and review a property title search,

•	perform an exterior property inspection,

•	obtain an appraisal which is reviewed for reasonableness, and

•	perform credit underwriting through borrower interviews, credit reports and review of borrower and principals' financials.
After processing the application, MV Funding will review the loan through its loan committee.

After we acquire mortgage loans, MV Funding will also manage our mortgage loan portfolio. MV

Funding will be responsible for:

•	reviewing loans;

•	making changes to loans;

•	employing and supervising employees who handle the loans;

•	preparing and reviewing projected performance;

•	reviewing reserves and working capital;

•	collecting and maintaining all loans;

•	creating and implementing investment policies in furtherance of those contained in the Operating Agreement;

•	preparing and reviewing budgets, economic surveys, cash flow and taxable income or loss projections and working capital requirements;

•	preparing and reviewing reports for securities filings, distribution to our members or otherwise;

•	communicating with members;

•	supervising and reviewing our bookkeeping, accounting and audits;

•	supervising and reviewing the preparation of our state and federal tax returns; and

•	supervising professionals employed by us, including attorneys, accountants and appraisers.

Directors and Executive Officers of MV Funding Group, Inc.

The directors and executive officers of MV Funding Group, Inc. are listed below:

Name	Age	Office(s) Held
Elaine Batlis	50	Director
Rowe Nelson	32	Secretary, Treasurer & Director
Sam Medley	62	CEO, President and Director
Lawrence Blanton	63	Director
Blair F. Hadley	57	Director

Elaine Batlis is a Director of the MV Funding Group. Ms. Batlis has more than 25 years of banking and regulatory experience in the financial industry.  She has an extensive background in both the operation and lending areas of bank management.  From 1998 to present, she has risen to the level of President/CEO of In South Funding, Inc.  From 1995 to 1998, Mrs. Batlis served as
CFO/COO of Heritage Bank.  From 1994 to 1995, she served as a Compliance and Regulatory Liaison for First State Bank.  From 1990 to 1994, Mrs. Batlis was employed as a financial analyst at the Federal Reserve Bank.

Rowe Nelson is the Secretary, Treasurer and a Director of MV Funding Group. Mr. Nelson has also served as President of Mountain View since 2001.  He has been in the mortgage industry for 7 years and has an extensive financial/accounting background.  He is a direct endorsed Underwriter (FHA) and has extensive training in Fannie Mae’s Desktop Underwriting and Freddie Mac’s Loan Prospector.  Formerly with Crest Mortgage Fund in Dallas, TX, he was Vice President and involved in all aspects of the operation of the Fund.  Prior to the mortgage business, he was a Staff accountant.  He attended Oklahoma City University and pursued a degree in Business Administration and Accounting.  He has also served as a liaison and consultant between the Department of Housing and Urban Development, various mortgage companies, and warehouse banks.

Sam Medley is the Executive VP and Director of MV Funding Group. Mr. Medley has also served as Chief Executive Officer of Mountain View since 2001.  He has been in the mortgage business for the past 7 years and has an extensive business background and has managed a large portfolio of various businesses and investments.  Formally President and Co-Founder of Crest Mortgage Fund in Dallas, TX, he was involved in the marketing and management of that business venture.

Lawrence Blanton is a Director of MV Funding Group. Mr. Blanton is a recognized industry expert with over thirty years experience in banking and finance.  Currently, Mr. Blanton is CEO of Crest Mortgage Fund, Inc. formed in 1996.  From 1989 to 1994 he was CEO of Providers Funding Corp.  From 1987 to 1989 he was president and CFO of commercial finance at Bright Bank, a five billion dollar savings and loan.  From 1981 to 1986, he was President and COO of First City Financial Corp.  From 1972 to 1981 he served as the National Marketing Manager of GE Capital Corp.

Blair F. Hadley is a Director of MV Funding Group. Mr. Hadley has been working over thirty years in real estate, savings and loan business, and finance. Currently, Mr. Hadley is Sr. Financial Consultant to Vescor Capital Corporation, a Utah Corporation, and President of Blair F. Hadley Consulting, Inc. From 1987 to 1992, Mr. Hadley started and operated Frontier Mortgage Company based in Las Vegas, Nevada. Prior to this time period, Mr. Hadley served for fourteen years as Vice President of Loan Production and Servicing with Mountain West Savings and Loan. Mr. Hadley also served as Deputy Assessor for Weber County, Utah in charge of residential and commercial taxation.

Involvement in Certain Legal Proceedings

To the best knowledge of the Company, during the past five years, none of the following occurred with respect to a present or former director or executive officer of our Manager: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a designated standing audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company during or with respect to the year ended December 31, 2004, no persons subject to section 16(a) have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2005:

Code of Ethics Disclosure

As of June 30, 2005, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Item 10: Executive Compensation

The following Summary Compensation Table sets forth the compensation paid or awarded for the fiscal year ended June 30, 2005 to MV Funding Group, Inc.’s Chief Executive Officers and the next four most highly compensated executive officers for the fiscal year ended June 30, 2005.

Summary Compensation Table

Annual Compensation					Long Term Compensation
Name	Title	Year	Salary	Bonus	Other annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts	All Other Compensation
Rowe Nelson	Secretary & Treasurer of MV Funding Group	2005 2004 2003	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A
Sam Medley	President & CEO of MV Funding Group	2005 2004 2003	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A

The officers of MV Funding are also affiliated with Mountain View Mortgage Company, a mortgage broker. While these officers share their time between Mountain View and MV Funding, and Mountain View may be among the mortgage brokers that provide potential loans to us, there will not be any fees earned or charged on any loans made by us that are inconsistent with those that would have been paid by borrowers to any non-affiliated brokers.

These officers have not received any compensation for their services to us to date; however, these officers expect to receive compensation for their services in the form of salaries and/or commissions from MV Funding in the future when loans have been placed out of the fees paid to MV Funding under the operating agreement for its services as Manager. As these fees will be paid by borrowers as part of the loan fees described as going to MV Funding in this Prospectus, they will not otherwise affect the payment due to our membership interest holders based on interest. MV Funding has not yet determined the amount of any compensation that will be paid to any officer or director of MV Funding and has no current arrangements in this regard. However, MV Funding expects that any such salaries will be commensurate with officers performing similar functions in the mortgage loan industry.

Stock Option Grants

MV Funding Group did not grant any stock options to the executive officers or directors from inception on September 5, 2003 to June 30, 2005. MV Funding Group has also not granted any stock options since June 30, 2005.

Compensation to Directors

The Directors of MV Funding Group, Inc. receive no compensation for serving as directors.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder Matters

The following table sets forth, as of September 7, 2005, the beneficial ownership of each person known to beneficially own more than 5% of MV Funding Group, along with all officers of MV Funding Group. Except as otherwise indicated, all Interests are owned directly.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of Class(2)
Common	Sam Medley 7311 W. Charleston Blvd. Suite 110 Las Vegas, Nevada 89117	1,600,000	33.7%
Common	Parrish Medley 7311 W. Charleston Blvd. Suite 110 Las Vegas, Nevada 89117	1,600,000	33.7%
Common	Elaine Batlis 400 Fifth Avenue Suite 203 Naples, Florida 34102	150,000	3.2%
Common	Rowe Nelson 7311 W. Charleston Blvd. Suite 110 Las Vegas, Nevada 89117	650,000	13.7%
Total of all officers and directors		2,400,000	50.5%
(1) Sam Medley and Parrish Medley are father and son. Rowe Nelson is Sam Medley’s nephew and Parrish Medley’s cousin.

(2) The percent of class is based on 4,750,000 shares of common stock issued and outstanding as of September 7, 2005.

As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date.

Item 12: Certain Relationships and Related Transactions

MV Funding will receive the following compensation as the manager of the Fund:

Offering Stage:
In the offering stage, MV Funding will receive 4% of all capital contributions made by members as an organization fee. All our expenses in connection with this prospectus will be paid directly by MV Funding out of this organization fee.

As a result of this fee and the hold back for our reserve, the following table represents how much of each investment dollar will be available for mortgage lending:

Investment         Organizational Fee      Reserve        Available for Lending
$1.00                 $0.04             $0.029               $0.931
$50,000,000             $2,000,000        $1,444,000            $46,556,000

Operational Stage:
In the operational stage, MV Funding will receive substantial fees as a result of our investment in mortgage loans. Most of these fees will be paid by borrowers for obtaining, processing, making, brokering, managing and selling of mortgage loans, as well as for other services. Many of these fees will be paid on an up-front basis. The fees for these services are described in greater detail in the main body of this Prospectus.

In the operational stage, MV Funding will also receive a managing member income interest of 0.25% of the interest income generated by the loans we make. All other interest income will be distributed to the members in proportion to their interest in the Fund.

All expenses of our operation and of the prossessing and servicing the loans we make will be paid by MV Funding out of these upfront fees and MV Funding’s managing member income interest.

Paid by Borrowers
The following types of fees may be paid by borrowers to MV Funding for the placement of the loans and other services performed by MV Funding during the loan process.
1. Loan Placement Fees for Loan Selection and Brokerage:

▪	2%-6% of each loan -- the actual percentage will be a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

2. Loan Evaluation and Processing Fees:

▪	Up to 5% of each loan -- the actual percentage will be a competitive fee based on local market conditions. These fees are paid by the borrower no later than when the loan proceeds are disbursed.

3. Service Fee for Administering Loans:

▪
Subject to regulatory requirements, MV Funding may receive, where permitted, mort-gage service fees, which when added to all other fees paid in connection with the servicing of a particular mortgage, does not exceed 1/4 of one percent (0.25%) of the principal outstanding on such loan. These fees will be paid by the borrower either annually or added to the monthly payments. These servicing fees paid by borrowers reduce the amount of interest payments flowing to the members.

4. Loan Extension or Modification Fee:

▪
2%-5% of outstanding principal -- as permitted by local law and local market conditions. The actual amount that will be received is not determinable at this time. These fees will be paid when and if a loan is extended. Loan extension fees may be increased at the expense of the interest rate charged in the extended loan.

Certain Relationships And Related Transactions

Except as disclosed below, our manager, MV Funding Group, Inc., or any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the officers or directors of our manager has any material interest, direct or indirect, in any transaction since our organization or in any presently proposed transaction which, in either case, has or will materially affect us other than the following:

•	None

Conflicts Of Interest

The relationships among us and MV Funding will result in various conflicts of interest. MV Funding anticipates engaging in additional business activities in the future that may be competitive with us. MV Funding and its officers and directors will exercise their fiduciary duties to us and to our membership interest holders in a manner they believe will preserve and protect our membership interest holders’ rights as a member. Additionally, our Operating Agreement contains provisions that limit our ability to enter into transactions with MV Funding.

We may purchase mortgage loans from MV Funding if they were acquired for the purpose of facilitating our acquisition of such loans. MV Funding must sell such loans to us for a price no greater than the lesser of MV Funding’s cost, excluding certain service fees and compensation, or the fair market value of such loans. However, we will not sell our mortgage loans to MV Funding, nor acquire mortgage loans from, or sell mortgages to, a program in which MV Funding has an interest.

The paragraphs below describe material conflicts of interest that may arise in the course of MV Funding’s management and operation of our business. The list of potential conflicts of interest reflects our knowledge of the existing or potential conflicts of interest as of the date of this prospectus. We cannot assure our membership interest holders that no additional conflicts of interest will arise in the future.

1. Payment of Fees and Expenses. MV Funding will receive substantial fees and expenses from the proceeds of the Offering and our ongoing operations, including:

Paid by Borrowers:

•	loan brokerage fees,
•	loan evaluation and processing fees,
•	loan servicing fees (where permitted), and
•	loan extension or modification fees.

Paid by Us:

•	annual management fee, and
•	real estate brokerage commissions payable upon the resale of foreclosed properties.

Fees charged to us will be payable even if we are not profitable or the particular transaction causes us to incur a loss.

We record an annual management fee to MV Funding of 0.25% (one quarter of one percent) of the interest income received by us on the loans we make. The annual management fee paid to MV Funding shall be used to satisfy any general or administrative overhead expenses it incurs in connection with managing the operation of the Fund. MV Funding will be responsible for any general or administrative overhead expenses that exceed its annual management fee. MV Funding will be responsible for paying expenses to non-affiliates such as legal, accounting and tax preparation fees on our behalf for expenses. However, MV Funding may seek reimbursement for these expenses and we will pay these expenses from available cash. In the event available cash is inadequate to cover such expenses, MV Funding shall advance such expenses on our behalf and will be repaid for such advances when there are adequate funds in the cash reserve.

2. Purchase of Mortgage Notes from MV Funding. We acquire our mortgage loans from or through MV Funding. MV Funding is in the business of obtaining, processing, making, brokering and selling, and managing and servicing mortgage loans. All our mortgage loans purchased from MV Funding are at prices no higher than the lesser of the cost of the mortgage loan to MV Funding or the then current market value of the mortgage loan. A committee of officers and directors of MV Funding, makes all decisions concerning the mortgage loans in which we will invest or purchase. Because MV Funding’s fees are generated by the volume of the mortgage loans we purchase, MV Funding will face a conflict of interest in determining whether a loan not squarely within our investment guidelines is appropriate for our loan portfolio.

3. Non-Arms Length Agreements. Our agreements and arrangements for compensating MV Funding are not the result of arm's-length negotiations. Additionally, none of the officers and directors of MV Funding are independent.

4. Competition for the Time and Services of Officers. We will rely on MV Funding and its management of our operations. When performing their duties, the officers, directors and employees of MV Funding may, for their own account or that of others, originate mortgages and acquire investments similar to those made or acquired by us. The officers of MV Funding also may act as trustees, directors or officers, or engage in other activities for themselves and/or other entities and may acquire, broker and originate similar mortgage investments for their own account or that of others. The officers of MV Funding will devote such time to our affairs and as they determine in good faith and in compliance with their fiduciary obligations to us and our members, to be necessary for our benefit.

MV Funding believes it has sufficient staff to be capable of discharging its responsibility to us and to all other entities to which they or their officers or affiliates are responsible.

6. Lack of Separate Representation. We are represented by the same counsel as MV Funding, and we anticipate that this multiple representation by our attorneys will continue in the future. If a dispute arises between us and MV Funding, MV Funding will either obtain separate counsel or facilitate our retaining separate counsel for such matters. However, we do not anticipate obtaining separate counsel should there be a need in the future to negotiate or prepare contracts or other agreements between us and MV Funding for services including those contemplated by this prospectus, and as a result these agreements will not reflect arm's length bargaining. Since the Fund's attorneys are also working for MV Funding and there is no independent member of the board of MV Funding, breaches of MV Funding's duties to the Fund may not be aggressively acted upon.

7. Rights of Directors/ Officers. Any director or officer of MV Funding may acquire, own, hold and dispose of membership interests for his individual account and may exercise all rights of a member to the same extent and in the same manner as if he were not an affiliate of ours.

8. We May Co-Invest in Mortgages Acquired by MV Funding. If MV Funding determines that an entire loan is not suitable for our loan portfolio, we may co-invest in the loan with MV Funding. If we co-invest in a loan with MV Funding, our investment will be on substantially the same terms as those of MV Funding. A conflict of interest may arise between us and MV Funding if the borrower defaults on the loan and each of us seeks to protect our interests in the loan and in the security property. Also, we have no written or oral agreement or understanding with MV Funding concerning our relative priority when a borrower defaults; as a result, our membership interest holders must rely on MV Funding to act in accordance with its fiduciary duty under the Operating Agreement to protect our membership interest holders’ interest.

MV Funding is a fiduciary for our membership interest holders and the Fund. As a fiduciary, MV Funding must exercise good faith and integrity when handling our affairs. MV Funding must not take advantage of us, and must make full disclosure of any conflicts of interest or benefit to it in its dealings with us. As set forth in the Operating Agreement, MV Funding has fiduciary responsibility for the safekeeping and use of all of our funds and assets and MV Funding will not use, or permit another to use our funds or assets in any manner except for our exclusive benefit. MV Funding will not allow our assets to be commingled with its assets or the assets of any other person or company. MV Funding and its affiliates may engage in activities similar to or identical with our business, but MV Funding must devote such of its time to our business as it determines, in good faith, to be reasonably necessary. MV Funding also acts for its own account as a mortgage broker. In connection with this activity, it also brokers, arranges and services mortgage loans for investors that it obtains in the ordinary course of its mortgage brokerage business, including by way of seminars, general solicitations and referrals. When it acts in those capacities, it has a fiduciary duty to each company as set forth in the respective organizational documents, if any, and under applicable law, and MV Funding is bound to treat each fairly and with appropriate access to investment opportunities.

Additionally, MV Funding could change our investment guidelines when a reasonably prudent person would do likewise, subject to its fiduciary duties to our members. However, MV Funding can only change our investment objectives upon approval of a majority of our members.

The above described fiduciary duty is both contractual, arising by virtue of the Operating Agreement, and imposed by Nevada common law.

Item 13: Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended June 30, 2004 and 2005 were approximately $5,000 and $5,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2004 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all services other than those set forth above, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2004 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MV FUNDING GROUP, INC.

By: MV Funding Group, its sole manager

By: /s/ Sam Medley Sam Medley Chief Executive Officer & Director (Principal Officer of the Manager) October 19, 2005	By: /s/ Rowe Nelson Rowe Nelson Secretary, Treasurer, & Director (Chief Accounting Officer of the Manager) October 19, 2005

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By: /s/ Sam Medley Sam Medley Director of the Manager October 19, 2005	By: /s/ Rowe Nelson Rowe Nelson Director of the Manager October 19, 2005
By: /s/ Elaine Batlis Elaine Batlis Director of the Manager October 19, 2005	By: /s/ Lawrence Blanton Lawrence Blanton Director of the Manager October 19, 2005
By: /s/ Blair Hadley Blair F. Hadley Director of the Manager October 19, 2005