Form 10QSB
period 2005-11-10
MV FUND II LLC
filed 2005-11-15
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-115444

MV Fund II, LLC

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0987069 (IRS Employer Identification No.)

7311 W. Charleston Blvd., Suite 110, Las Vegas, Nevada 89117
(Address of principal executive offices)

702-228-7105
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 0 common shares as of September 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our un-audited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of September 30, 2005.
(b)	Statements of Operations for the three months ended September 30, 2005 and 2004 and for the period from September 2, 2003 (inception) to September 30, 2005.
(c)	Statement of Changes in Member’s Equity for period from September 2, 2003 (inception) to September 30, 2005
(d)	Statements of Cash Flow for the three months ended September 30, 2005 and 2004 and for the period from September 2, 2003 (inception) to September 30, 2005.
(e)	Notes to Financial Statements.

These un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

MV FUND II, LLC
(a Development Stage Company)
Balance Sheet
(Unaudited)

September 30, 2005

Assets

Current assets:
Due from managing member	$-
Total current assets	-

$-

Liabilities and Member's Equity

Current liabilities
Accrued expenses	$126,789

Member's (deficit) - no units issued at 9/30/05	(126,789)

$-

MV FUND II, LLC
(a Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended September 30,2005	Three months ended September 30,2004	September 2, 2003(Inception) to September 30,2005

Net Revenue	$-	$-	$-

Expenses:
General and administrative expenses	24,476	40,091	150,082
Total expenses	24,476	40,091	150,082

Net (loss)	$(24,476)	$(40,091)	$(150,082)

Net (loss) allocated to members	$(24,476)	$(40,091)	$(150,082)

Weighted average membership units	-	-	-

Net (loss) allocated to members per
weighted average membership units	$-	$-	$-

MV FUND II, LLC
(a Development Stage Company)
Statement of Changes in Member's Equity
(Unaudited)

	Member Units	Additional paid- in capital	(Deficit) Accumulated During Development Stage	Total Members' (Deficit)

September 2, 2003 (Inception)	-	$-	$-	$-

Managing member donated capital		18,793	-	18,793

Net loss for the period September 2, 2003 thru June 30, 2004 (Restated)			(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	18,793	(33,682)	(14,889)

Managing member donated capital		4,500		4,500

Net loss for the year ended June 30, 2005			(91,924)	(91,924)

Balance, June 30, 2005	-	23,293	(125,606)	(102,313)

Net loss for the three months ended Septmeber 30, 2005			(24,476)	(24,476)

Balance, September 30, 2005	-	$23,293	$(150,082)	$(126,789)

MV FUND II, LLC
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2004	September 2, 2003 (Inception) to September 30, 2005

Cash flows from operating activities
Net (loss)	$(24,476)	$(40,091)	$(150,082)
Changes in operating assets and liabilities:
Increase in accrued expenses	24,476	40,091	126,789
Net cash (used) by operating activities	-	-	(23,293)

Cash flows from financing activities
Expenses paid in capital
by managing member	-	-	23,293
Net cash provided by financing activities	-	-	23,293

Net increase in cash	-	-	-
Cash - beginning	-	-	-
Cash - ending	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$-	$-	$23,293

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2005 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the period from September 2, 2003 (date of inception) through September 30, 2005, the Company has not commenced its planned operations and the only transactions were costs associated with the offering (i.e., legal and accounting fees).

The fiscal year end of MV Fund II, LLC is June 30.

NOTE 3 - MEMBER’S EQUITY

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

Issuance of membership units

As of September 30, 2005, the Company has not issued any membership units.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $150,082, and as of September 30, 2005, has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated no revenue from its planned principal operations. In order to obtain the necessary capital, the Company plans to begin operations with the receipt of a minimum investment of membership units and negotiating the purchase of the Fund’s first loans with this investment. However, the Company is dependent upon its ability to secure financing, and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS

Fees paid by the Company

The Managing Member shall be entitled to a 4% share of any capital contributions obtained from Members as provided by the Operating Agreement. In addition, the Managing Member shall be entitled to one quarter of one percent (0.25%) of the interest income generated by loans made by the Fund.

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

Plan of Operation

We were organized on September 2, 2003 and currently have no operational activities. The Fund will begin operations and will be capitalized concurrent with the receipt of the minimum investment of $500,000 (200 units) under our Registration Statement which was declared effective by the Securities Exchange Commission on January 25, 2005. We must sell a minimum of 200 units or $500,000 in order to begin the operations of the Fund. Until this minimum is reached all investment money received will be held in a segregated account, unused. If this minimum is not reached, any and all investment money received by us will be returned to investors promptly, without interest. Once the minimum is reached, all money held in the segregated account will be released into the Fund to start operations. If we do not sell the minimum by December 22, 2005, the offering will close and we will be required to seek other sources of funding.

To date, we have not earned any revenue as we have no operations. We have incurred expenses in the amount of $150,082 since inception, primarily in connection with the expenses of our ongoing offering.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of MV Funding Group, Inc., the Company’s Manager, who functions as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

MV Fund II, LLC
By: MV Funding Group, Inc., its sole manager
Date:	November 15, 2005

By: /s/ Sam Medley Sam Medley Title: Chief Executive Officer of MV Funding Group, Inc., sole Manager of MV Fund II, LLC