Form 10QSB/A
period 2004-12-31
MV FUND II LLC
filed 2005-12-30
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report purs,uant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to _________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [ X] Yes [  ] No
0 Units outstanding as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Explanatory Note

The purpose of this amendment is to include the Company’s Restated Financial Statements for the quarter ended December 31, 2004.

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

MV Fund II, LLC
(a Development Stage Company)
Balance Sheet
(Unaudited)

December 31,
2004
(Restated)
Assets

Current assets	$-

Total assets	$-

Liabilities and Members' Equity

Current liabilities
Accrued expenses	$85,449

Members' (deficit) - no units issued at 12/31/04	(85,449

$

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended December 31, 2004	Three months ended December 31, 2003	Six months ended December 31, 2004		September 2, 2003 (Inception) to December 31, 2003	September 2, 2003 (Inception) to December 31, 2004
	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)

Net Revenue	$-	$-		$-	$-	$-

Expenses:
General and administrative expenses	31,469	285		71,560	10,285	105,242
Total expenses	31,469	285		71,560	10,285	105,242

Net (loss)	$(31,469)	$(285)		$(71,560)	$(10,285)	$(105,242)

Net (loss) allocated to members	$(31,469)	$(285)		$(71,560)	$(10,285)	$(105,242)

Weighted average membership units	-	-		-	-	-

Net (loss) allocated to members per weighted average membership units	$-	$-	$I	-	$-	$-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Members' Equity
(Unaudited)

	Member Units	Additional paid- in capital	(Deficit) Accumulated During Development Stage	Total Members' (Deficit)

September 2, 2003 (Inception)	-	$-	$-	$-

Managing member donated capital		18,793		18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)			(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	18,793	(33,682)	(14,889)

Managing member donated capital		1,000		1,000

Net loss for the six months
ended December 31, 2004 (Restated)			(71,560)	(71,560)

Balance, December 31, 2004 (Restated)	-	$19,793	$(105,242)	$(85,449)

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six months ended December 31, 2004	September 2, 2003 (Inception) to December 31, 2003	September 2, 2003 (Inception) to December 31, 2004
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(71,560)	$(10,285)	$(105,242)
Changes in operating assets and liabilities:
Increase in accrued expenses	70,560	285	85,449
Net cash (used) by operating activities	(1,000)	(10,000)	(19,793)

Cash flows from financing activities
Expenses paid in capital
by managing member	1,000	10,000	19,793
Net cash provided by financing activities	1,000	10,000	19,793

Net increase in cash	-	-	-
Cash - beginning	-	-	-
Cash - ending	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$1,000	$10,000	$19,793
Number of membership units issued for expenses	-	-	-

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

The fiscal year end of MV Fund II, LLC is June 30.

Correction of errors

The Company has restated its previously issued interim financial statements for matters related to the following previously reported items: deferred offering expenses, accrued expenses, paid in capital, organizational and offering costs, and net income. The accompanying financial statements for December 31, 2004 have been restated to reflect the error corrections. The Company’s accumulated (deficit) at December 31, 2004, was increased by $105,242 as a result of prior period error corrections.

The following is a summary of the restatement at December 31, 2004:

2004
Accumulated (deficit) as previously reported	$0

Reductions in previously reported items:
Deferred offering expense	(10,000)

Additions in previously reported items:
Accrued expenses	(75,449)
Paid in capital	(19,793)
Organizational & offering costs	105,242

Total addition to reported net (loss)	$(105,242)

Ending balance of 2004 accumulated (deficit)	$(105,242)

The effect the adjustments on the Company’s previously reported December 31, 2004 financial statements are incorporated as follows:

MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Balance Sheet as of December 31, 2004	Previously Reported	Increase/ (Decrease)	Restated
Current Assets	$10,000	$(10,000)	$-0-
Other Assets	-0-	-0-	-0-
Total Assets	10,000	(10,000)	-0-

Current Liabilities	10,000	75,449	85,449

Members' (Deficit)
Paid in capital	-0-	19,793	19,793
Accumulated (deficit)	-0-	(105,242)	(105,242)
Ending Members’ (deficit)	-0-	(85,449)	(85,449)

Total Liabilities and Members' (Deficit)	$10,000	$(10,000)	$-0-

Statement of Operations for the three months ended December 31, 2004	Previously Reported	Increase/ (Decrease)	Restated
Revenues	$-0-	$-0-	$-0-
Cost of revenues	-0-	-0-	-0-
Gross profit (loss)	-0-	-0-	-0-

General & administrative expenses	-0-	(31,469)	(31,469)
Net (loss)	$-0-	$(31,469)	$(31,469)

Statement of Operations for the six months ended December 31, 2004	Previously Reported	Increase/ (Decrease)	Restated
Revenues	$-0-	$-0-	$-0-
Cost of revenues	-0-	-0-	-0-
Gross profit (loss)	-0-	-0-	-0-

General & administrative expenses	-0-	(71,560)	(71,560)
Net (loss)	$-0-	$(71,560)	$(71,560)
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

Real estate held for sale

Upon a foreclosure of the underlying real property securing the investments in mortgage loans, the Company will reclassify such asset as investments in real estate held for sale. Investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not the Company’s intent to invest in or own real estate as a long-term investment. The Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. Any costs of managing, maintaining and developing a real property acquired through foreclosure shall be expensed in the period such costs are incurred. Gain/loss related to real estate held for sale will be recognized within the period of such sale assuming 25% or more of the sales price has been collected within the same period.

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

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34,“Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It

MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $105,242, and as of December 31, 2004, has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - MEMBERS’ EQUITY

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

NOTE 4 - TRANSACTIONS WITH THE MANAGER AND ITS AFFILIATES

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

MV Fund II, LLC
By: MV Funding Group, Inc., its sole manager
Date:	December 30, 2005
/s/ Sam Medley By: _______________________ Sam Medley Title: Chief Executive Officer of MV Funding Group, Inc., sole Manager of MV Fund II, LLC