Form 10QSB/A
period 2005-03-31
MV FUND II LLC
filed 2005-12-30
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) [ X] Yes [  ] No
0 Units outstanding as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Explanatory Note

The purpose of this amendment is to include the Company’s Restated Financial Statements for the quarter ended March 31, 2005.

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

MV Fund II, LLC
(a Development Stage Company)
Balance Sheet
(Unaudited)

March 31, 2005
(Restated)
Assets

Current assets	$-

Total assets	$-

Liabilities and Members' Equity

Current liabilities
Accrued expenses	$94,843

Members' (deficit) - no units issued at 3/31/05	(94,843)

$-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004	Nine months ended March 31, 2005	Nine months ended March 31, 2004	September 2, 2003 (Inception) to March 31, 2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Net Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	9,393	8,509	80,954	18,793	114,636
Total expenses	9,393	8,509	80,954	18,793	114,636

Net (loss)	$(9,393)	$(8,509)	$(80,954)	$(18,793)	$(114,636)

Net (loss) allocated to members	$(9,393)	$(8,509)	$(80,954)	$(18,793)	$(114,636)

Weighted average membership units	-	-	-	-	-

Net (loss) allocated to members per weighted average membership units
	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Member's Equity
(Unaudited)

	Member Units	Additional paid- in capital	(Deficit) Accumulated During Development Stage	Total Members' (Deficit)

September 2, 2003 (Inception)	-	$-	$-	$-

Managing member donated capital		18,793		18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)			(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	18,793	(33,682)	(14,889)

Managing member donated capital		1,000		1,000

Net loss for the nine months
ended March 31, 2005 (Restated)			(80,954)	(80,954)

Balance, March 31, 2005 (Restated)	-	$19,793	$(114,636)	$(94,843)

The accompanying notes are an integral part of these financial statements.

MV Fund II, LLC
(a Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine months ended March 31, 2005	September 2, 2003 (Inception) to March 31, 2004	September 2, 2003 (Inception) to March 31, 2005
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	$(80,954)	$(18,793)	$(114,636)
Changes in operating assets and liabilities:
Increase in accrued expenses	79,954	8,793	94,843
Net cash (used) by operating activities	(1,000)	(10,000)	(19,793)

Cash flows from financing activities
Expenses paid in capital
by managing member	1,000	10,000	19,793
Net cash provided by financing activities	1,000	10,000	19,793

Net increase in cash	-	-	-
Cash - beginning	-	-	-
Cash - ending	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$1,000	$10,000	$19,793
Number of membership units issued for expenses	-	-	-

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

The fiscal year end of MV Fund II, LLC is June 30.

Correction of errors

The Company has restated its previously issued interim financial statements for matters related to the following previously reported items: deferred offering expenses, accrued expenses, paid in capital, organizational and offering costs, and net income. The accompanying financial statements for March 31, 2005 have been restated to reflect the error corrections. The Company’s accumulated (deficit) at March 31, 2005, was increased by $114,636 as a result of prior period error corrections.

The following is a summary of the restatement at March 31, 2005:

2005
Accumulated (deficit) as previously reported	$0

Reductions in previously reported items:
Deferred offering expense	(10,000)

Additions in previously reported items:
Accrued expenses	(84,843)
Paid in capital	(19,793)
Organizational & offering costs	114,636

Total addition to reported net (loss)	$(114,636)

Ending balance of accumulated (deficit)	$(114,636)

The effect the adjustments on the Company’s previously reported March 31, 2005 financial statements are incorporated as follows:

 MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
(Unaudited)

Balance Sheet as of March 31, 2005	Previously Reported	Increase/ (Decrease)	Restated
Current Assets	$10,000	$(10,000)	$-0-
Other Assets	-0-	-0-	-0-
Total Assets	10,000	(10,000)	-0-

Current Liabilities	10,000	84,843	94,843

Members' (Deficit)
Paid in capital	-0-	19,793	19,793
Accumulated (deficit)	-0-	(114,636)	(114,636)
Ending Members’ (deficit)	-0-	(94,843)	(94,843)

Total Liabilities and Members' (Deficit)	$10,000	$(10,000)	$-0-

Statement of Operations for the three months ended March 31, 2005	Previously Reported	Increase/ (Decrease)	Restated
Revenues	$-0-	$-0-	$-0-
Cost of revenues	-0-	-0-	-0-
Gross profit (loss)	-0-	-0-	-0-

General & administrative expenses	-0-	(9,393)	(9,393)
Net (loss)	$-0-	$(9,393)	$(9,393)

Statement of Operations for the nine months ended March 31, 2005	Previously Reported	Increase/ (Decrease)	Restated
Revenues	$-0-	$-0-	$-0-
Cost of revenues	-0-	-0-	-0-
Gross profit (loss)	-0-	-0-	-0-

General & administrative expenses	-0-	(80,954)	(80,954)
Net (loss)	$-0-	$(80,954)	$(80,954)

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $114,636, and as of March 31, 2005, has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
/s/ Sam Medley By: _____________________ Sam Medley Title: Chief Executive Officer of MV Funding Group, Inc., sole Manager of MV Fund II, LLC