Form 10QSB
period 2005-12-31
MedaSorb Technologies, Inc.
filed 2006-02-17
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to __________

Commission File Number: 333-115444

MedaSorb Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0987069
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7311 W. Charleston Blvd., Suite 110, Las Vegas, Nevada 89117
(Address of principal executive offices)

702-228-7105
(Issuer’s telephone number)
MV Fund II, LLC
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 common shares as of February 1, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our un-audited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of December 31, 2005.
(b)	Statements of Operations for the three and six months ended December 31, 2005 and 2004 and for the period from September 2, 2003 (inception) to December 31, 2005.
(c)	Statements of Cash Flow for the six months ended December 31, 2005 and 2004 and for the period from September 2, 2003 (inception) to December 31, 2005.
(d)	Statement of Changes in Member’s Equity for period from September 2, 2003 (inception) to December 31, 2005
(e)	Notes to Financial Statements.

These un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Balance Sheet
(Unaudited)

December 31,
2005
Assets

Current assets:
Due from managing member	$-
Total current assets	-

$-

Liabilities and Member's Equity

Current liabilities
Accrued expenses	$213,439

Members' (deficit) - no units issued at 12/31/05	(213,439)

$-

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(Unaudited)

					September 2, 2003
	Three months ended	Three months ended	Six months ended	Six months ended	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004	2005

Net Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	86,650	31,469	111,126	71,560	236,732
Total expenses	86,650	31,469	111,126	71,560	236,732

Net (loss)	$(86,650)	$(31,469)	$(111,126)	$(71,560)	$(236,732)

Net (loss) allocated to members	$(86,650)	$(31,469)	$(111,126)	$(71,560)	$(236,732)

Weighted average membership units	-	-	-	-	-

Net (loss) allocated to members per weighted average membership units	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			September 2, 2003
	Six months ended	Six months ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$(111,126)	$(71,560)	$(236,732)
Changes in operating assets and liabilities:
Increase in accrued expenses	111,126	70,560	213,439
Net cash (used) by operating activities	-	(1,000)	(23,293)

Cash flows from financing activities
Expenses paid in capital
by managing member	-	1,000	23,293
Net cash provided by financing activities	-	1,000	23,293

Net increase in cash	-	-	-
Cash - beginning	-	-	-
Cash - ending	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$-	$1,000	$23,293
Number of membership units issued for expenses	-	-	-

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Members' (Deficit)
(Unaudited)

			(Deficit)
			Accumulated
			During	Total
	Member	Additional paid-	Development	Members'
	Units	in capital	Stage	(Deficit)

September 2, 2003 (Inception)	-	$-	$-	$-

Managing member donated capital		18,793		18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)			(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	18,793	(33,682)	(14,889)

Managing member donated capital		4,500		4,500

Net loss for the
year ended June 30, 2005			(91,924)	(91,924)

Balance, June 30, 2005	-	$23,293	$(125,606)	$(102,313)

Net loss for the
six months ended December 31, 2005			(111,126)	(111,126)

Balance, December 31, 2005	-	$23,293	$(236,732)	$(213,439)

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MedaSorb Technologies, Inc., formerly known as MV Fund II, LLC, (the Company) is a development stage company primarily engaged in investing in mortgage loans on real estate. The Company was organized on September 2, 2003 (date of inception) and will continue until August 27, 2047, unless dissolved prior or extended thereto under the provisions of the Operating Agreement.

The Manager of the Company is MV Funding Group, Inc. a Nevada corporation engaged in the investment business of mortgages, specifically the selection and origination of mortgages.

For the period from September 2, 2003 (date of inception) through December 31, 2005, the Company has not commenced its planned operations and the only transactions were costs associated with the offering (i.e., legal and accounting fees).

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

Issuance of membership units

As of December 31, 2005, the Company has not issued any membership units.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $236,732 and as of December 31, 2005, has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements are prepared using the generally accepted accounting principles

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated no revenue from its planned principal operations. In order to obtain the necessary capital, the Company plans to begin operations with the receipt of a minimum investment of membership units and negotiating the purchase of the Fund’s first loans with this investment.. However, the Company is dependent upon its ability to secure financing, and there are no assurances that the Company will be successful. Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Plan of Operation

We were organized on September 2, 2003 and currently have no operational activities. During the reported period, we had intended the Fund to begin operations and be capitalized concurrent with the receipt of a minimum investment of $500,000 (200 units) under our Registration Statement which was declared effective by the Securities Exchange Commission on January 25, 2005. The plan through the end of this period was to sell a minimum of 200 units or $500,000 in order to begin the operations of the Fund. We failed to meet this minimum sale of these units by the end of the reported period and so extended the selling period until March of 2006 and filed a post effective amendment to our original registration statement on form S-1 by using a form S-11. The form change was requested by the Securities and Exchange Commission and comments on this filing were cleared.

To date, we have not earned any revenue as we have no operations. We have incurred expenses in the amount of $236,732 since inception to the end of the reported period, primarily in connection with the expenses of our ongoing offering.

Subsequent events

Following the end of the reported period, in January 2006, we reached the minimum sale of units, raising the required $500,000 through the receipt of cash proceeds of $350,000 on the sale of 140 units and the reduction of $150,000 in debt from the sale of 60 units to our attorneys in partial exchange for their past legal services. The board of directors of our managing member decided at that point to close the offering and hold a meeting of the members regarding the future operations of the business.

On January 30, 2006, the membership unanimously approved a Plan of Conversion that restructured the Company from a Limited Liability Company to a C-Corporation as permitted under Chapter 92A of the Nevada Revised Statutes (the “Conversion”). In the Conversion process, which was effective on January 31, 2006, the Company adopted a new set of Articles and Bylaws and the members were issued pro-rata shares of common stock in exchange for their membership interests as agreed under a Plan of Conversion. In this conversion process, the following events, among others, occurred:

1.	The Company became a C-Corporation under Nevada law.
2.	The Company changed its name to MedaSorb Technologies, Inc.
3.	The Company converted each Interest held by the members into 17,500 shares of common stock and issued the managing member 4,000,000 shares of common stock for its separate interest.
4.	The Company adopted an incentive stock option plan for its future employees and consultants.

As a result of this process, the resulting entity is considered by Nevada law to be a continuation of the existence of the Limited Liability Company and therefore all right, title and interest to the assets of the Company remains unchanged as does any debts or liabilities. The members’ interests are now governed by the Articles which they unanimously approved, rather than the operating agreement of Company. Additionally, the Company will now be governed by a board of directors, rather than a managing member, which initially consists of the same board of directors that governed our former managing member and is subject to a new set of Bylaws. This information and a copy of the new articles and bylaws were first reported by the Company on a form 8K filed on February 7, 2006.

On January 30, 2006, the members also approved a change in business direction for the Company and entered into negotiations to acquire the business operations of MedaSorb Corporation, a Delaware Corporation (“MSC”). The Company is currently in the final stages of negotiations with MSC and expects to finalize a transaction within the next few months. Upon effecting this transaction, we anticipate that the business direction of the Company will be changed to the development and sale of the biomedical products produced by MSC, and that we will have a complete change of our board and management to the board and management of this Delaware corporation. We also anticipate that the transaction will involve the issuance of new shares of common stock to the current MSC shareholders in exchange for all their shares of that company, along with the acceptance of all legal debts, liabilities and other obligations of MSC.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of MV Funding Group, Inc., the Company’s Manager at the time, who functions as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

None

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

MedaSorb Technologies, Inc.
Date:	February 17 , 2006

By: /s/ Sam Medley Sam Medley Title: Chief Executive Officer