Form 10QSB
period 2006-03-31
MedaSorb Technologies, Inc.
filed 2006-05-18
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 common shares as of April 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2006;
F-2	Statements of Operations for the three and nine months ended March 31, 2006 and 2005 and for the period from September 2, 2003 (inception) to March 31, 2006;
F-3	Statement of Changes in Stockholder’s Equity for period from September 2, 2003 (inception) to March 31, 2006
F-4	Statements of Cash Flow for the nine months ended March 31, 2006 and 2005 and for the period from September 2, 2003 (inception) to March 31, 2006;
F-5	Notes to Financial Statements;

These un-audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Balance Sheet
(Unaudited)

March 31,
2006
ASSETS

Current assets:
Cash	$60
Funds held in escrow	250,000
Due from managing member	-
Total current assets	250,060

$250,060

LIABILITIES

$-

STOCKHOLDERS' DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share	-
Issued and outstanding:
7,500,000 common shares	7,500

Additional paid-in capital	515,793

Deficit Accumulated During the Development Stage	$(273,233)
250,060

$250,060

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc .
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(Unaudited)

					September 2, 2003
	Three months ended	Three months ended	Nine months ended	Nine months ended	(Inception) to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005	2006

Net Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	36,501	9,393	147,627	80,954	273,233
Total expenses	36,501	9,393	147,627	80,954	273,233

Net Loss for the Period	$(36,501)	$(9,393)	$(147,627)	$(80,954)	$(273,233)

Basic and Diluted Loss Per Share	$(0.01)		$(0.01)		$(0.04)

Weighted Average Number of Shares Outstanding	7,500,000		7,500,000		7,500,000

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
(Unaudited)

				Accumulated	Total
	Common Stock		Additional	Deficit During	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Deficit

September 2, 2003 (Inception)	-	$-	$-	$-	$-

Managing member donated capital	-	-	18,793	-	18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)	-	-	-	(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	-	18,793	(33,682)	(14,889)

Managing member donated capital	-	-	4,500	-	4,500

Net loss for the year ended June 30, 2005	-	-	-	(91,924)	(91,924)

Balance, June 30, 2005	-	$-	$23,293	$(125,606)	$(102,313)

Shares issued to managing member	4,000,000	4,000	-	-	4,000

Shares issued for cash proceeds	2,450,000	2,450	343,550	-	346,000

Shares issued for services	1,050,000	1,050	148,950	-	150,000

Net loss for the nine months ended March 31, 2006	-	-	-	(147,627)	(147,627)

Balance, March 31, 2006	7,500,000	$7,500	$515,793	$(273,233)	$250,060

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months ended	Nine months ended	(Inception) to
	March 31,	March 31,	March 31,
	2006	2005	2006

Cash flows from operating activities
Net (loss)	$(147,627)	$(80,954)	$(273,233)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(102,313)	79,954	-
Net cash (used) by operating activities	(249,940)	(1,000)	(273,233)

Cash flows from financing activities
Proceeds from issuance of membership units	350,000	-	350,000
Services performed for stock	150,000	-	150,000
Expenses paid in capital
by managing member	-	1,000	23,293
Net cash provided by financing activities	500,000	1,000	523,293

Net increase in cash	250,060	-	250,060
Cash - beginning	-	-	-
Cash - ending	$250,060	$-	$250,060

Non-cash transactions:
Expenses paid for by the managing member	$-	$1,000	$23,293
Shares issued for expenses	$150,000	$-	$150,000

The accompanying notes are an integral part of these financial statements.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

MedaSorb Technologies, Inc., is a development stage company that prior to January 30, 2006 was organized as a Nevada Limited Liability Company. On January 30, 2006, the membership unanimously approved a Plan of Conversion that restructured the Company from a Limited Liability Company to a C-Corporation as permitted under Chapter 92A of the Nevada Revised Statutes (the “Conversion”).

For the period from September 2, 2003 (date of inception) through December 31, 2005, the Company has not commenced its planned operations and the only transactions were costs associated with the offering (i.e., legal and accounting fees).

A Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7”According and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Definition of fiscal year

The Company’s fiscal year end is June 30.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

Earnings (loss) per share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement became effective for the Company beginning January 30, 2006 and adopting this new standard has had no impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company beginning January 30, 2006 and the adoption of this standard has had no impact on its financial statements as there were no employee stock options granted during the quarter.

MedaSorb Technologies, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 2 - STOCKHOLDERS’ EQUITY

Common Stock Issued and Outstanding

The Company has 100,000,000 common shares authorized and 7,500,000 shares issued and outstanding at March 31, 2006.

In January 2006, we raised $350,000 on the sale of membership units which were converted to 2,450,000 shares of common stock.

In January 2006, membership units were issued for the reduction of $150,000 in debt to our attorneys in partial exchange for their past legal services which were converted into 1,050,000 shares of common stock.

In January 2006, membership units were issued to its managing member in exchange for the managing member’s interest in the Company which were converted into 4,000,000 shares of common stock.

In January 2006, the Company adopted an incentive stock option plan for its future employees and consultants. No stock options were issued during the period.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $273,233 as of March 31, 2006, and has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On January 30, 2006, the members also approved a change in business direction for the Company and entered into negotiations to acquire the business operations of MedaSorb Corporation, a Delaware Corporation (“MSC”). Notwithstanding, the name change and close negotiations with MSC, we have been unable to finalize an acquisition transaction with that company. Management has therefore taken steps to identify and evaluate other business opportunities. We anticipate that should such an opportunity arise, the business direction of the Company will be changed and we will have a complete change in our management.

To date, we have not earned any revenue as we have no operations. We have incurred expenses in the amount of $273,233 since inception to the end of the reported period, primarily in connection with the expenses of our ongoing offering.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next 12 months unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.
Changes in Employees

We currently have no employees and do not expect to hire any employees for the next 12 months unless we identify a suitable business opportunity or business combination that may require us to hire employees.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Significant Contingencies

We have accumulated net losses from operations totaling $273,233 as of March 31, 2006, and have had no revenue from operations. These factors raise substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, we have generated no revenue from our planned principal operations. We are dependent upon our ability to secure financing, and there are no assurances that we will be successful. Without sufficient financing it would be unlikely for us to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement became effective for the Company beginning January 30, 2006 and adopting this new standard has had no impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company beginning January 30, 2006 and the adoption of this standard has had no impact on its financial statements as there were no employee stock options granted during the quarter.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Sam Medley and Chief Financial Officer, Mr. Rowe Nelson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Our post effective amendment to our original registration statement on form S-1 by using a form S-11 (Registration No. 333-115444) under the Securities Act of 1933, as amended, relating to our initial public offering of our Common Stock became effective on January 13, 2006. We reached the minimum sale of units, raising the required $500,000 through the receipt of cash proceeds of $350,000 on the sale of 140 units and the reduction of $150,000 in debt from the sale of 60 units to our attorneys in partial exchange for their past legal services. The board of directors of our managing member decided at that point to close the offering and hold a meeting of the members regarding the future operations of the business.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On January 30, 2006, the membership unanimously approved by written consent a Plan of Conversion that restructured our company from a Limited Liability Company to a C-Corporation as permitted under Chapter 92A of the Nevada Revised Statutes (the “Conversion”). In the Conversion process, which was effective on January 31, 2006, we adopted a new set of Articles and Bylaws and the members were issued pro-rata shares of common stock in exchange for their membership interests as agreed under a Plan of Conversion. In this conversion process, the following events, among others, occurred:

1.	We became a C-Corporation under Nevada law.
2.	We changed our name to MedaSorb Technologies, Inc.
3.	We converted each Interest held by the members into 17,500 shares of common stock and issued the managing member 4,000,000 shares of common stock for its separate interest.
4.	We adopted an incentive stock option plan for our future employees and consultants.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedaSorb Technologies, Inc.
Date:	May 17 , 2006

By: /s/ Sam Medley Sam Medley Title: Chief Executive Officer