Form 10KSB
period 2006-06-30
Technology Holdings, Inc.
filed 2006-10-05
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 333-115444

Technology Holdings, Inc.
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
None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$0 as of June 30, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,500,000 Common Shares as of June 30, 2006.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I

Item 1. Description of Business

Business Status

We were organized on September 2, 2003 and currently have no operational activities. During the calendar year 2005, we had intended the Fund to begin operations and be capitalized concurrent with the receipt of a minimum investment of $500,000 (200 units) under our Registration Statement which was declared effective by the Securities Exchange Commission on January 25, 2005. The plan through the end of this period was to sell a minimum of 200 units or $500,000 in order to begin the operations of the Fund. We failed to meet this minimum sale of these units by the end of the last reporting period and through the end of the first fiscal quarter and so we extended the selling period until March of 2006 and filed a post effective amendment to our original registration statement on form S-1 by using a form S-11 in January 2006. The form change was requested by the Securities and Exchange Commission.

By the end of January 2006, we reached the minimum sale of units, raising the required $500,000 through the receipt of cash proceeds of $350,000 on the sale of 140 units and the reduction of $150,000 in debt from the sale of 60 units to our attorneys in partial exchange for their past legal services. The board of directors of our managing member decided at that point to close the offering and hold a meeting of the members regarding the future operations of the business.

On January 30, 2006, the membership unanimously approved a Plan of Conversion that restructured our Company from a Limited Liability Company to a C-Corporation as permitted under Chapter 92A of the Nevada Revised Statutes (the “Conversion”). In the Conversion process, which was effective on January 31, 2006, we adopted a new set of Articles and Bylaws and the members were issued pro-rata shares of common stock in exchange for their membership interests as agreed under a Plan of Conversion. In this conversion process, the following events, among others, occurred:

1.	We became a C-Corporation under Nevada law.

2.	We changed our name to MedaSorb Technologies, Inc.

3.	We converted each Interest held by the members into 17,500 shares of common stock and issued the managing member 4,000,000 shares of common stock for its separate interest.

4.	We adopted an incentive stock option plan for our future employees and consultants.

As a result of this process, the resulting entity was considered by Nevada law to be a continuation of the Limited Liability Company and therefore all right, title and interest to the assets and all debts and liabilities remained unchanged. The members’ interests were thereafter governed by the unanimously approved Articles of Incorporation, and these interest became shares of the corporation in the same proportion as previously held. Additionally, we were thereafter governed by a board of directors and bylaws, rather than a managing member. The Board was initially configured with the same persons who acted as the board of directors of our former managing member. This information and a copy of the new articles and bylaws were first reported by the Company on a form 8K filed on February 7, 2006. Since that time, the majority of our board resigned, and our board currently consists of Sam Medley as our sole director.

Also on January 30, 2006, the members approved a change in our business direction and entered into negotiations to acquire the business operations of MedaSorb Corporation, a Delaware Corporation (“MSC”). Notwithstanding, the name change and extensive negotiations with MSC, we were unable to finalize an acquisition transaction with that company. The process was thus abandoned and management has taken steps to identify and evaluate other business opportunities. We anticipate that should such an opportunity arise, our business direction will change.

On July 20, 2006, in connection with the abandonment of negotiations with MSC, we changed our name from Medasorb Technologies, Inc. to Technology Holdings, Inc. We accomplished this name change through a merger with a wholly-owned subsidiary, Technology Holdings, Inc., a Nevada corporation, set up solely for this purpose of changing our name.

To date, we have not earned any revenue as we have no operations. We have incurred expenses in the amount of $280,266 since inception to the end of the reported period, primarily in connection with the expenses of our ongoing offering.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years June 30, 2006 or 2005.
Existing and Probable Governmental Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We have no significant employees other than our sole officer and director, Mr. Sam Medley.

Item 2. Description of Property

We do not lease or own any real estate property.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

We held a membership meeting on January 30, 2006. At that meeting our membership unanimously approved a Plan of Conversion that converted from a Limited Liability Company to a C-Corporation as permitted under Chapter 92A of the Nevada Revised Statutes. In the Conversion process, which was effective on January 31, 2006, the Company adopted a new set of Articles and Bylaws and the members were issued pro-rata shares of common stock in exchange for their membership interests. In this conversion process, the following events, among others, occurred:

1.	The Company became a C-Corporation under Nevada law.
2.	The Company changed its name to MedaSorb Technologies, Inc.
3.	The Company converted each Interest held by the members into 17,500 shares of common stock and issued the managing member 4,000,000 shares of common stock for its separate interest.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Currently, there is no public market for our common stock, and there can be no assurance that an active public market for this stock will develop or will be sustained.

Holders of Our Common Stock

As of June 30, 2006, we had  approximately 27 holders of record of our common stock for a total of 7,500,000 shares of common stock issued and outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends or made any distributions, and we do not plan to declare any dividends or make any distributions in the foreseeable future.

Recent Sales of Unregistered Securities

We have not issued securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

We currently have no business activities. Our plan of operations is to continue our attempts to identify and evaluate other businesses and make arrangements to acquire one that is consistent with our expertise and income needs. At the present time, we have not identified any other businesses that management believes in consistent with our expertise and income needs.

We can provide no assurance that we will be successful in acquiring another business due to our limited working capital. We anticipate that if we are successfully able to identify businesses for acquisition, we may require additional financing in order to enable us to complete any acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses for acquisition. Although our present cash reserves allow us to meet this expectation, the completion of a business acquisition in the next 12 months may depend on our ability to obtain additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. Sam Medley. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses.

Results of Operations

We did not earn any revenues during the year ended June 30, 2006, and have not earned any since our inception in September 2, 2003.

We incurred expenses in the amount of $154,660 for the year ended June 30, 2006, compared with $91,924 for the year ended June 30, 2005. Our expenses for the year ended June 30, 2006 and 2005 were entirely attributable to paying professional fees. We anticipate our operating expenses will increase as we undertake a business acquisition in the future.

We incurred a loss of $154,660 for the year ended June 30, 2006, compared with $91,924 for the year ended June 30, 2005. Our losses for both periods have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of June 30, 2006, our sole asset was cash in the amount of $250,050. As of June 30, 2006, we had total current liabilities in the amount of $7,023. As a result, we had a working capital of $243,027 as of June 30, 2006. Accordingly, we currently have sufficient working capital to fund our reporting obligations, but may require additional capital to finance a business acquisition.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of June 30, 2006;
F-3	Statements of Operations - for the year ended June 30, 2006 and 2005 and for the period from September 2, 2003 (inception) to June 30, 2006;
F-4	Statements of Cash Flows for the year ended June 30, 2006 and 2005 and for the period from September 2, 2003 (inception) to June 30, 2006;
F-5	Statement of Stockholders’ Equity for period from September 2, 2003 (inception) to June 30, 2006;
F-6	Notes to Financial Statements;

RONALD N. SILBERSTEIN, C.P.A., P.L.L.C.
30201 ORCHARD LAKE ROAD, SUITE 150
FARMINGTON HILLS, MICHIGAN 48334
TEL: (248) 330-6226 ● FAX: (248) 479-0578
www.ronscpa.com
____________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Technology Holdings, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Technology Holdings, Inc., a development stage company (the “Company”) (formerly known as MV Fund II, LLC) as of June 30, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MV Fund II, LLC as of June 30, 2005 were audited by other auditors whose report dated October 21, 2005 on those statements included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern due to the Company’s limited operations at that time, as discussed in Note 3 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Holdings, Inc. as of June 30, 2006, and the results of its operations, changes in stockholders’ equity and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenue and has not yet commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ronald N. Silberstein, CPA, PLLC
Farmington Hills, Michigan
September 22, 2006

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Balance Sheet

June 30,
2006
ASSETS

Current assets:
Cash	$250,050

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accrued expenses	$7,023

STOCKHOLDERS' EQUITY

Common Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,500,000 common shares	$7,500

Additional paid-in capital	515,793

Deficit Accumulated During the Development Stage	(280,266)
243,027

$250,050

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Operations

			September 2, 2003
	Year Ended	Year Ended	(Inception) to
	June 30,	June 30,	June 30, 2006
	2006	2005	(Unaudited)

Net Revenue	$-	$-	$-

Expenses:
General and administrative expenses	154,660	91,924	280,266
Total expenses	154,660	91,924	280,266

Net Loss for the Period	$(154,660)	$(91,924)	$(280,266)

Basic and Diluted Loss Per Share	$(0.01)		$(0.04)

Weighted Average Number of Shares Outstanding	7,500,000		7,500,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows

			September 2, 2003
	Year Ended	Year Ended	(Inception) to
	June 30,	June 30,	June 30, 2006
	2006	2005	(Unaudited)

Cash flows from operating activities
Net (loss)	$(154,660)	$(91,924)	$(280,266)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(95,290)	87,424	7,023
Net cash (used) by operating activities	(249,950)	(4,500)	(273,243)

Cash flows from financing activities
Proceeds from issuance of membership units	350,000	-	350,000
Services performed for stock	150,000	-	150,000
Expenses paid in capital
by managing member	-	4,500	23,293
Net cash provided by financing activities	500,000	4,500	523,293

Net increase in cash	250,050	-	250,050
Cash - beginning of year	-	-	-
Cash - end of year	$250,050	$-	$250,050

Non-cash transactions:
Expenses paid for by the managing member	$-	$4,500	$23,293
Shares issued for expenses	$150,000	$-	$150,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Stockholders' Equity

				Accumulated	Total
	Common Stock		Additional	Deficit During	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Equity

September 2, 2003 (Inception)	-	$-	$-	$-	$-

Managing member donated capital			18,793		18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)			-	(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	-	18,793	(33,682)	(14,889)

Managing member donated capital			4,500		4,500

Net loss for the
year ended June 30, 2005			-	(91,924)	(91,924)

Balance, June 30, 2005	-	$-	$23,293	$(125,606)	$(102,313)

Shares issued to managing member	4,000,000	4,000			4,000

Shares issued for cash proceeds	2,450,000	2,450	343,550		346,000

Shares issued for services	1,050,000	1,050	148,950		150,000

Net loss for the
year ended June 30, 2006			-	(154,660)	(154,660)

Balance, June 30, 2006	7,500,000	$7,500	$515,793	$(280,266)	$243,027

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Technology Holdings, Inc. is a development stage company that prior to January 30, 2006 was organized as a Nevada Limited Liability Company. On January 30, 2006, the membership unanimously approved a Plan of Conversion that restructured the Company from a Limited Liability Company to a C-Corporation as permitted under Chapter 92A of the Nevada Revised Statutes (the “Conversion”).

For the period from September 2, 2003 (date of inception) through June 30, 2006, the Company has not commenced its planned operations and the only transactions were costs associated with the equity offering (i.e., legal and accounting fees).

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.
Fiscal Year End

The Company’s fiscal year end for financial and income tax reporting is June 30.

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

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

Cash and equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. As of June 30, 2006 Technology Holdings, Inc. had $250,000 unrestricted funds in escrow, to be used for future business opportunities should a meaningful opportunity arise. These funds were raised pursuant to the Company's post effective amendment to its original registration statement on form S-1 by using a form S-11 (Registration No. 333-115444) under the Securities Act of 1933, as amended. This related to the Company's initial public offering of its Common Stock, which became effective on January 13, 2006. The Company reached the minimum sale of units, raising the required $500,000 through the receipt of cash proceeds of $350,000 on the sale of 140 units and the reduction of $150,000 of debt to the Company's attorneys for past services rendered.

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

Income taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has incurred operating losses while in the Development Stage and has not yet incurred any income tax expense. Due to the uncertainty as to whether the Company can operate as a going concern, the Company has not recognized a deferred tax asset resulting from the losses. See Note 5.

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

Technology Holdings, Inc.
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

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company beginning January 30, 2006 and the adoption of this standard has had no impact on its financial statements as there were no employee stock options granted during the quarter.

NOTE 2 - ACCRUED EXPENSES

At June 30, 2006 the Company owed its outside law firm $7,023 for services performed prior to that date, related to equity offerings and regulatory filings.

NOTE 3 - STOCKHOLDERS’ EQUITY

Common Stock Issued and Outstanding

The Company has 100,000,000 common shares authorized and 7,500,000 shares issued and outstanding at June 30, 2006.

In January 2006, the Company raised $350,000 on the sale of membership units which were converted to 2,450,000 shares of common stock.

In January 2006, membership units were issued for the reduction of $150,000 in debt to the Company’s legal counsel in partial exchange for their past legal services which were converted into 1,050,000 shares of common stock.

In January 2006, membership units were issued to the Company’s managing member in exchange for the managing member’s interest in the Company which were converted into 4,000,000 shares of common stock.

In January 2006, the Company adopted an incentive stock option plan for its future employees and consultants. The Company has not granted any stock options to the executive directors or officers from inception on September 2, 2003 to June 30, 2006.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 4 - LIQUIDITY AND GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $280,266 as of June 30, 2006, and has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - INCOME TAXES

The benefit for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

Income tax benefit at statutory rate	$ 52,584
Stock valuation for services	(51,000)
Valuation allowance	(1,584)
$ -0-

Deferred tax assets (liabilities) are comprised of the following as of June 30, 2006:

Net operating losses	$ 95,290
Stock valuation for services	(51,000)
Valuation allowance	(44,290)
$ -0-

NOTE 6 - SUBSEQUENT EVENT

On July 20, 2006, in connection with the abandonment of negotiations with MSC, the Company changed its name from MedaSorb Technologies, Inc. to Technology Holdings, Inc. The Company accomplished this name change through a merger with a wholly-owned subsidiary, Technology Holdings, Inc., a Nevada corporation, set up solely for this purpose of changing the Company's name.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Sam Medley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held
Sam Medley	63	CEO, President and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Sam Medley is our President, CEO and Director. Mr. Medley has also served as Chief Executive Officer of Mountain View since 2001. He has been in the mortgage business for the past 7 years and has an extensive business background and has managed a large portfolio of various businesses and investments. Formally President and Co-Founder of Crest Mortgage Fund in Dallas, TX, he was involved in the marketing and management of that business venture.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending June 30, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of June 30, 2006, we have not adopted a Code of Ethics for Financial Executives.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Sam Medley	CEO, President and Director (1)	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Rowe Nelson	Officer of Former Managing Member(1)	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
(1) Mr. Nelson and Mr. Medley served as officers of MV Funding Group, Inc., our prior managing member before we unanimously approved a Plan of Conversion that restructured our company from a Limited
Liability Company to a C-Corporation.

Compensation to Directors

Our directors receive no compensation for serving as directors.

Summary of Options Grants

We did not grant any stock options to the executive officers or directors from inception on September 5, 2003 to June 30, 2006. We have not granted any stock options since June 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 7,500,000 shares of common stock issued and outstanding on June 30, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Sam Medley	4,000,000 shares	53.3%
Total of All Directors and Executive Officers:		4,000,000 shares	53.3%
More Than 5% Beneficial Owners:
Common	NONE	0 shares	0%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12. Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Incorporated by reference to our Form 8-K filed on February 7, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2006 and June 30, 2005 were approximately $3,000 and $5,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2006 and June 30, 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2006 and June 30, 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

By:          /s/ Sam Medley
Sam Medley
Principal Executive Officer,
Principal Financial Officer and Director

October 4, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:          /s/ Sam Medley
Sam Medley, President, CEO and Director
October 4, 2006