Form 10QSB
period 2006-09-30
Technology Holdings, Inc.
filed 2006-11-03
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-115444

Technology Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0987069
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7311 W Charleston Blvd., Suite 110, Las Vegas, Nevada 89117
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of September 30, 2006 and June 30, 2006;
F-2	Statements of Operations for the three months ended September 30, 2006 and 2005 and for the period from September 2, 2003 (inception) to September 30, 2006;
F-3	Statement of Changes in Stockholder’s Equity for the three months ended September 30, 2006 and 2005 and for the period from September 2, 2003 (inception) to September 30, 2006;
F-4	Statements of Cash Flows for the three months ended September 30, 2006 and 2005 and for the period from September 2, 2003 (inception) to September 30, 2006;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Balance Sheets

	September 30,
	2006	June 30,
	(unaudited)	2006
ASSETS

Current assets:
Cash	$250,050	$250,050

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accrued expenses	$16,232	$7,023

STOCKHOLDERS' EQUITY

Common Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,500,000 common shares	7,500	7,500

Additional paid-in capital	515,793	515,793

Deficit Accumulated During the Development Stage	(289,475)	(280,266)
	233,818	243,027

	$250,050	$250,050

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended	September 2, 2003(Inception) to
	September 30,	September 30,	September 30, 2006
	2006	2005

Net Revenue	$-	$-	$-

Expenses:
General and administrative expenses	9,209	24,476	289,475
Total expenses	9,209	24,476	289,475

Net Loss for the Period	$(9,209)	$(24,476)	$(289,475)

Basic and Diluted Loss Per Share	$(0.01)		$(0.04)

Weighted Average Number of Shares Outstanding	7,500,000		7,500,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three Months Ended	Three Months Ended	September 2, 2003 (Inception) to
	September 30,	September 30,	September 30, 2006
	2006	2005	(Unaudited)

Cash flows from operating activities
Net (loss)	$(9,209)	$(24,476)	$(289,475
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	9,209	24,476	16,232
Net cash (used) by operating activities	-	-	(273,243)

Cash flows from financing activities
Proceeds from issuance of membership units	-	-	350,000
Services performed for stock	-	-	150,000
Expenses paid in capital
by managing member	-	-	23,293
Net cash provided by financing activities	-	-	523,293

Net increase in cash	-	-	250,050
Cash - beginning of period	250,050	-	-
Cash - end of period	$250,050	$-	$250,050

Non-cash transactions:
Expenses paid for by the managing member	$-	$-	$23,293
Shares issued for expenses	$-	$-	$150,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Stockholders' Equity

				Deficit	Total
	Common Stock		Additional	Accumulated During	Stockholders'
	Shares	Amount	Paid-in Capital	Development Stage	Equity

September 2, 2003 (Inception)	$-	$-	$-	$-	$-

Managing member donated capital			18,793		18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)			-	(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	-	18,793	(33,682)	(14,889)

Managing member donated capital			4,500		4,500

Net loss for the
year ended June 30, 2005			-	(91,924)	(91,924)

Balance, June 30, 2005	$-	$-	$23,293	$(125,606)	$(102,313)

Shares issued to managing member	4,000,000	4,000			4,000

Shares issued for cash proceeds	2,450,000	2,450	343,550		346,000

Shares issued for services	1,050,000	1,050	148,950		150,000

Net loss for the
year ended June 30, 2006			-	(154,660)	(154,660)

Balance, June 30, 2006	7,500,000	7,500	515,793	(280,266)	243,027

Net loss for the
three months ended September 30, 2006			-	(9,209)	(9,209)

Balance, September 30, 2006	$7,500,000	$7,500	$515,793	$(289,475)	$233,818

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

For the period from September 2, 2003 (date of inception) through September 30, 2006, the Company has not commenced its planned operations and the only transactions were costs associated with the equity offering (i.e., legal and accounting fees).

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

Cash and equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. As of September 30, 2006 Technology Holdings, Inc. had $250,050 unrestricted funds in escrow, to be used for future business opportunities should a meaningful opportunity arise. These funds were raised pursuant to the Company's post effective amendment to its original registration statement on form S-1 by using a form S-11 (Registration No. 333-115444) under the Securities Act of 1933, as amended. This related to the Company's initial public offering of its Common Stock, which became effective on January 13, 2006. The Company reached the minimum sale of units, raising the required $500,000 through the receipt of cash proceeds of $350,000 on the sale of 140 units and the reduction of $150,000 of debt to the Company's attorneys for past services rendered.

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

Income taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has incurred operating losses while in the Development Stage and has not yet incurred any income tax expense. Due to the uncertainty as to whether the Company can operate as a going concern, the Company has not recognized a deferred tax asset resulting from the losses. See Note 4.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 2 - ACCRUED EXPENSES

The Company owed its outside law firm $16,232 and $7,023 at September 30, 2006 and June 30, 2006, respectively, for services performed prior to those dates, related to equity offerings and regulatory filings.

NOTE 3 - STOCKHOLDERS’ EQUITY

Common Stock Issued and Outstanding

The Company has 100,000,000 common shares authorized and 7,500,000 shares issued and outstanding at Septmeber 30, 2006.

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

In January 2006, the Company adopted an incentive stock option plan for its future employees and consultants. The Company has not granted any stock options to the executive directors or officers from inception on September 2, 2003 to September 30, 2006.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 4- LIQUIDITY AND GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $289,475 as of September 30, 2006, and has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operations for the three months ended September 30, 2006 and 2005

We did not earn any revenues during the three months ended September 30, 2006, and have not earned any since our inception in September 2, 2003.

We incurred expenses in the amount of $9,209 for the three months ended September 30, 2006, compared with $24,476 for the three months ended September 30, 2005. Our expenses for the three months ended September 30, 2006 and 2005 were entirely attributable to paying professional fees. We anticipate our operating expenses will increase as we undertake a business acquisition in the future.

We incurred a loss of $9,209 for the three months ended September 30, 2006, compared with $24,476 for the three months ended September 30, 2005. Our losses for both periods have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of September 30, 2006, our sole asset was cash in the amount of $250,050. As of September 30, 2006, we had current liabilities of $16,232. As a result, we had a working capital of $233,718 as of September 30, 2006. Accordingly, we currently have sufficient working capital to fund our reporting obligations, but may require additional capital to finance a business acquisition.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Sam Medley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

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

Technology Holdings, Inc.

Date:	November 1, 2006

By: /s/ Sam Medley Sam Medley Title: Chief Executive Officer, Chief Financial Officer and Director