Form 10QSB
period 2006-12-31
Technology Holdings, Inc.
filed 2007-02-07
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,500,000 common shares as of December 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of December 31, 2006;
F-2	Statements of Operations for the three and six months ended December 31, 2006 and 2005 and for the period from September 2, 2003 (inception) to December 31, 2006;
F-3	Statement of Changes in Stockholder’s Equity for the six months ended December 31, 2006 and 2005 and for the period from September 2, 2003 (inception) to December 31, 2006;
F-4	Statements of Cash Flows for the six months ended December 31, 2006 and 2005 and for the period from September 2, 2003 (inception) to December 31, 2006;
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Balance Sheet

December 31, 2006
ASSETS

Current assets:
Cash	$250,050

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accrued expenses	$26,397

STOCKHOLDERS' EQUITY

Common Stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,500,000 common shares	$7,500

Additional paid-in capital	515,793

Deficit Accumulated During the Development Stage	(299,640)
223,653

$250,050

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(unaudited)

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005	September 2, 2003(Inception) to December 31, 2006 (Unaudited)

Net Revenue	$-	$-	$-

Expenses:
General and administrative expenses	19,374	111,126	299,640
Total expenses	19,374	111,126	299,640

Net Loss for the Period	$(19,374)	$(111,126)	$(299,640)

Basic and Diluted Loss Per Share	$(0.01)		$(0.04)

Weighted Average Number of Shares Outstanding	7,500,000		7,500,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated Deficit During	Total Stockholders
	Shares	Amount	Paid-in Capital	Development Stage	Equity

September 2, 2003 (Inception)	-	$-	$-	$-	$-

Managing member donated capital			18,793		18,793

Net loss for the period September 2, 2003 thru June 30, 2004 (Restated)			-	(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	-	18,793	(33,682)	(14,889)

Managing member donated capital			4,500		4,500

Net loss for the year ended June 30, 2005			-	(91,924)	(91,924)

Balance, June 30, 2005	-	-	23,293	(125,606)	(102,313)

Shares issued to managing member	4,000,000	4,000			4,000

Shares issued for cash proceeds	2,450,000	2,450	343,550		346,000

Shares issued for services	1,050,000	1,050	148,950		150,000

Net loss for the year ended June 30, 2006			-	(154,660)	(154,660)

Balance, June 30, 2006	7,500,000	7,500	515,793	(280,266)	243,027

Net loss for the six months ended December 31, 2006			-	(19,374)	(19,374)

Balance, September 30, 2006	$7,500,000	$7,500	$515,793	$(299,640)	$223,653

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005	September 2, 2003 (Inception) to December 31, 2006 (Unaudited)

Cash flows from operating activities
Net (loss)	$(19,374)	$(111,126)	$(299,640)
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	19,374	111,126	26,397
Net cash (used) by operating activities	-	-	(273,243)

Cash flows from financing activities
Proceeds from issuance of membership units	-	-	350,000
Services performed for stock	-	-	150,000
Expenses paid in capital by managing member	-	-	23,293
Net cash provided by financing activities	-	-	523,293

Net increase in cash	-	-	250,050
Cash - beginning of period	250,050	-	-
Cash - end of period	$250,050	$-	$250,050

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-cash transactions:
Expenses paid for by the managing member	$-	$-	$23,293
Shares issued for expenses	$-	$-	$150,000

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

For the period from September 2, 2003 (date of inception) through December 31, 2006, the Company has not commenced its planned operations and the only transactions were costs associated with the equity offering (i.e., legal and accounting fees).

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

Cash and equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. As of December 31, 2006 Technology Holdings, Inc. had $250,000 unrestricted funds in escrow, to be used for future business opportunities should a meaningful opportunity arise. These funds were raised pursuant to the Company's post effective amendment to its original registration statement on form S-1 by using a form S-11 (Registration No. 333-115444) under the Securities Act of 1933, as amended. This related to the Company's initial public offering of its Common Stock, which became effective on January 13, 2006. The Company reached the minimum sale of units, raising the required $500,000 through the receipt of cash proceeds of $350,000 on the sale of 140 units and the reduction of $150,000 of debt to the Company's attorneys for past services rendered.

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

In January 2006, the Company adopted an incentive stock option plan for its future employees and consultants. The Company has not granted any stock options to the executive directors or officers from inception on September 2, 2003 to December 31, 2006.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements

NOTE 3 - LIQUIDITY AND GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $299,640 as of December 31, 2006, and has had no revenue from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - INCOME TAXES

For the period ended June 30, 2006December 31, 2006, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $299,000 at June 30, 2006December 31, 2006, and will expire in various amounts through the year 2027.

The income tax benefit for the six months ended December 31, 2006 is as follows:

2006
Income tax benefit at statutory rate	$6,600
Valuation allowance	(6,600)
$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2006
Deferred tax asset attributable to:
Net operating loss carryover	$102,000
Stock valuation for services	(51,000)
Valuation allowance	(51,000)
Net deferred tax asset	$-

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

Results of Operations for the three and six months ended December 31, 2006 and 2005

We did not earn any revenues during the three or six months ended December 31, 2006, and have not earned any since our inception in September 2, 2003.

We incurred expenses in the amount of $10,165 for the three months ended December 31, 2006, compared with $86,650 for the three months ended December 31, 2005. We incurred expenses in the amount of $19,374 for the six months ended December 31, 2006, compared with $111,126 for the six months ended December 31, 2005. Our expenses for the three and six months ended December 31, 2006 and 2005 were entirely attributable to general and administrative expenses. We anticipate our operating expenses will increase as we undertake a business acquisition in the future.

We incurred a loss of $10,165 for the three months ended December 31, 2006, compared with $86,650 for the three months ended December 31, 2005. We incurred a loss of $19,374 for the six months ended December 31, 2006, compared with $111,126 for the six months ended December 31, 2005. Our losses for the three and six months ended December 31, 2006 and 2005 have been attributable entirely to operating expenses.

Liquidity and Capital Resources

As of December 31, 2006, our sole asset was cash in the amount of $250,050. As of December 31, 2006, we had current liabilities in the amount of $26,397. As a result, we had a working capital of $223,653 as of December 31, 2006. Accordingly, we currently have sufficient working capital to fund our reporting obligations, but may require additional capital to finance a business acquisition.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Sam Medley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2006.

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

Technology Holdings, Inc.

Date:	February 6, 2007

By: /s/ Sam Medley Sam Medley Title: Chief Executive Officer, Chief Financial Officer and Director