Form 10KSB/A
period 2006-06-30
Collexis Holdings, Inc.
filed 2007-03-20
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

The purpose of this amendment to this Annual Report on Form 10-KSB previously filed with the United States Securities Exchange Commission on October 5, 2006 is to disclose the Audit Report of Beckstead and Watts, LLP for the year ended June 30, 2005 that was inadvertently omitted in the previous filing and to revise the cash flows statement to reflect services performed for stock as a non-cash transaction.

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

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm for the year ended June 30, 2005
F-2	Report of Independent Registered Public Accounting Firm for the year ended June 30, 2006;
F-3	Balance Sheet as of June 30, 2006;
F-4	Statements of Operations - for the year ended June 30, 2006 and 2005 and for the period from September 2, 2003 (inception) to June 30, 2006;
F-5	Statements of Cash Flows for the year ended June 30, 2006 and 2005 and for the period from September 2, 2003 (inception) to June 30, 2006;
F-6	Statement of Stockholders’ Equity for period from September 2, 2003 (inception) to June 30, 2006;
F-7	Notes to Financial Statements;

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

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Operations

	Year Ended June 30, 2006	Year Ended June 30, 2005	September 2, 2003 (Inception) to June 30, 2006 (Unaudited)

Net Revenue	$-	$-	$-

Expenses:
General and administrative expenses	154,660	91,924	280,266
Total expenses	154,660	91,924	280,266

Net Loss for the Period	$(154,660)	$(91,924)	$(280,266)

Basic and Diluted Loss Per Share	$(0.01)		$(0.04)

Weighted Average Number of Shares Outstanding	7,500,000		7,500,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows

	Year Ended June 30, 2006	Year Ended June 30, 2005	September 2, 2003 (Inception) to June 30, 2006 (Unaudited)

Cash flows from operating activities
Net (loss)	$(154,660)	$(91,924)	$(280,266)

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(95,290)	87,424	7,023
Net cash (used) by operating activities	(99,950)	(4,500)	(273,243)

Cash flows from financing activities
Proceeds from issuance of membership units	350,000	-	350,000
Expenses paid in capital
by managing member	-	4,500	23,293
Net cash provided by financing activities	350,000	4,500	373,293

Net increase in cash	250,050	-	100,050
Cash - beginning of year	-	-	-
Cash - end of year	$250,050	$-	$100,050

Non-cash transactions:
Expenses paid for by the managing member	$-	$4,500	$23,293
Shares issued for expenses	$150,000	$-	$150,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statement of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

September 2, 2003 (Inception)	-	$-	$-	$-	$-

Managing member donated capital			18,793		18,793

Net loss for the period September 2, 2003
thru June 30, 2004 (Restated)			-	(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	-	18,793	(33,682)	(14,889)

Managing member donated capital			4,500		4,500

Net loss for the
year ended June 30, 2005			-	(91,924)	(91,924)

Balance, June 30, 2005	-	$-	$23,293	$(125,606)	$(102,313)

Shares issued to managing member	4,000,000	4,000			4,000

Shares issued for cash proceeds	2,450,000	2,450	343,550		346,000

Shares issued for services	1,050,000	1,050	148,950		150,000

Net loss for the
year ended June 30, 2006			-	(154,660)	(154,660)

Balance, June 30, 2006	7,500,000	$7,500	$515,793	$(280,266)	$243,027

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

Company Name

By:          /s/ William D. Kirkland
William D. Kirkland
Principal Executive Officer,
Principal Financial Officer and Director

March 16, 2007

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:          /s/ William D. Kirkland
William D. Kirkland
President, CEO and Director
March 16, 2007