Form 10QSB/A
period 2006-12-31
Collexis Holdings, Inc.
filed 2007-03-20
CIK 1286839

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB previously filed with the United States Securities and Exchange Commission on February 7, 2007, is to revise the "Statements of Operations for the three and six months ended December 31, 2006 and 2005 and for the period from September 2, 2003 (inception) to December 31, 2006" to include columns for thethree months ended December 31, 2006 and 2005 that were inadvertently omitted.

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

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,	September 2, 2003 (Inception) to December 31, 2006
	2006	2005	2006	2005	(Unaudited)

Net Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	10,165	86,650	19,374	111,126	299,640
Total expenses	10,165	86,650	19,374	111,126	299,640

Net Loss for the Period	$(10,165)	$(86,650)	$(19,374)	$(111,126)	$(299,640)

Basic and Diluted Loss Per Share	$(0.01)		$(0.01)		$(0.04)

Weighted Average Number of Shares Outstanding	7,500,000		7,500,000		7,500,000

The accompanying notes are an integral part of these financial statements.

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Changes in Stockholders' Equity

	Common Stock		Additional	Accumulated Deficit During	Total Stockholders
	Shares	Amount	Paid-in Capital	Development Stage	Equity

September 2, 2003 (Inception)	-	$-	$-	$-	$-

Managing member donated capital			18,793		18,793

Net loss for the period September 2, 2003 thru June 30, 2004 (Restated)			-	(33,682)	(33,682)

Balance, June 30, 2004 (Restated)	-	-	18,793	(33,682)	(14,889)

Managing member donated capital			4,500		4,500

Net loss for the year ended June 30, 2005			-	(91,924)	(91,924)

Balance, June 30, 2005	-	-	23,293	(125,606)	(102,313)

Shares issued to managing member	4,000,000	4,000			4,000

Shares issued for cash proceeds	2,450,000	2,450	343,550		346,000

Shares issued for services	1,050,000	1,050	148,950		150,000

Net loss for the year ended June 30, 2006			-	(154,660)	(154,660)

Balance, June 30, 2006	7,500,000	7,500	515,793	(280,266)	243,027

Net loss for the six months ended December 31, 2006			-	(19,374)	(19,374)

Balance, December 31, 2006	$7,500,000	$7,500	$515,793	$(299,640)	$223,653

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

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Notes to Financial Statements
NOTE 2 - STOCKHOLDERS’ EQUITY

Common Stock Issued and Outstanding

The Company has 100,000,000 common shares authorized and 7,500,000 shares issued and outstanding at December 31, 2006.

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

NOTE 4 - INCOME TAXES

For the period ended December 31, 2006, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $299,000 at December 31, 2006, and will expire in various amounts through the year 2027.

The income tax benefit for the six months ended December 31, 2006 is as follows:

2006
Income tax benefit at statutory rate	$6,600
Valuation allowance	(6,600)
$-

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

Technology Holdings, Inc.

Date:	March 16, 2007

By: /s/ William D. Kirkland William D. Kirkland Title: Chief Executive Officer, Chief Financial Officer and Director