Form 10QSB
period 2007-03-31
Collexis Holdings, Inc.
filed 2007-05-21
CIK 1286839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________   to __________

Commission File Number: 333-115444

Collexis Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0987069 (IRS Employer Identification No.)

1201 Main Street, Suite 980, Columbia, SC 29201

(Address of principal executive offices)

803-727-1113

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Technology Holdings, Inc.

7311 W. Charleston Blvd., Suite 110, Las Vegas, NV, 89117

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,818,728 common shares as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheet as of March 31, 2007
F-2	Consolidated Statement of Operations for the three and nine months ended March 31, 2007 and 2006
F-3	Consolidated Statement of Comprehensive Loss for the nine months ended March 31, 2007 and 2006
F-4	Consolidated Statement of Cash Flows for the three and nine months ended March 31, 2007
F-5	Notes to Consolidated Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

Collexis Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,533,755
Accounts receivable, net of allowance for doubtful accounts of $84,088 (2007) and $ 51,928 (2006)	372,421
Receivables from related parties	38,701
Prepaid expenses and other current assets	530,621
Total current assets	2,475,498
Property and equipment, at cost, net of accumulated depreciation of $416,338 and $357,737	140,349
Other assets
Deferred tax assets	2,262,293
Security deposit - rent	28,782
Other long term assets	79,477
Option to purchase Syynx (Note 3)	938,000
3,308,552
$5,924,399
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$333,372
Accrued taxes and expenses	858,530
Deferred revenue	288,749
Total current liabilities	1,480,651
Commitments and contingencies	—
Stockholders’ equity
Common stock, par value $0.001; authorized 277,713,000 shares; 59,818,728 shares issued outstanding for the period ending March 31, 2007	59,819
Additional paid-in capital	12,753,767
Accumulated other comprehensive income	109,018
Accumulated deficit	(8,478,856)
4,443,748
$5,924,399

The accompanying notes are an integral part of these consolidated financial statements

Collexis Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue
Sales	$578,555	$626,024	$1,586,538	$1,044,425
Cost of Sales	273,613	184,101	835,023	557,250
Gross Profit	304,942	441,923	751,515	487,175
Expenses
General and administrative	1,455,849	706,757	3,942,633	1,645,002
Sales and marketing	66,882	31,104	203,531	39,002
Depreciation	15,501	7,005	33,778	19,609
	1,538,232	744,866	4,179,942	1,703,613
Loss before other income and income tax benefit	(1,233,290)	(302,943)	(3,428,427)	(1,216,438)
Interest income	3,975	441	34,627	7,140
Loss before income tax benefit	(1,229,315)	(302,502)	(3,393,800)	(1,209,298)
Income tax benefit	172,414	36,088	502,316	262,380
NET LOSS	$(1,056,901)	$(266,415)	$(2,891,484)	$(946,918)
Basic and diluted common shares outstanding	58,400,549	23,142,857	57,448,195	23,142,857
Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries

Consolidated Statement Of Comprehensive Loss

for the nine months ended March 31,

(Unaudited)

	2007	2006

Net loss	$(2,891,484)	$(946,918)
Foreign currency translation adjustment	(109,018)	(20,001)
Comprehensive loss	$(3,000,502)	$(966,919)

Collexis Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,891,484)	$(946,918)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	33,778	19,875
Changes in operating assets and liabilities
Accounts receivable	659,096	(107,917)
Allowance for bad debts	32,160	(7,961)
Prepaid expenses	(442,673)	4,378
Other receivables	(26,955)	(285,913)
Deferred tax assets	(559,719)	167,891
Other and deferred charges	(504,035)	(3,765)
Accounts payable	107,518	29,950
Accrued expenses	386,145	(61,160)
Deferred revenue	121,220	(15,232)
Net cash (used in) provided by operating activities	(3,084,949)	(1,535,024)
Cash flows from investing activities
Acquisition of equipment	(102,244)	3,460
Option to purchase Syynx	(937,510)
Net cash used in investing activities	(1,039,754)	3,460
Cash flows from financing activities
Cash received on subscribed stock	4,898,263	2,089,966
Net cash provided by financing activities	4,898,263	2,089,966
Net increase (decrease) in cash	773,560	(388,516)
Effect of exchange rate changes on cash	(88,777)	(196,389)
Cash and cash equivalents at beginning of period	848,972	189,846
Cash and cash equivalents at end of period	$1,533,755	$551,859
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$38,730	$3,358
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

Note 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Collexis, based in Columbia, South Carolina, is a software development company centered around the ability to develop software that enables discovery through identification, ordering and aggregation of ideas and concepts. Using public as well as proprietary thesauri of industry specific language, we can create “fingerprints” of texts, such as articles, web pages, books and internal and external databases, which can be used in turn to find the most relevant information to answer any question a researcher or business professional might have. Our initial focus is on five key markets – university and medical research, government, healthcare, biotechnology / pharmaceuticals and legal - each representing a software sales market with current opportunities in excess of $1 billion.

Our company was founded in 1999 in the Netherlands. Our mission is to develop software that supports knowledge extraction and discovery across multiple industries and in multiple languages. Our technology, in addition to having customary data and information retrieval capabilities, is also able to discover relationships between elements of different information sources through clustering and aggregation.

Pursuant to the terms of an Agreement and Plan of Merger dated February 13, 2007 (the “Merger Agreement”) by and between Technology Holdings, Inc. (the “Company”) and Collexis Delaware, Collexis Delaware merged with and into the Company (the “Merger”), such that the Company was the surviving corporation with a change of corporate name to Collexis Holdings, Inc. Immediately prior to the Merger, Collexis Delaware had acquired through a share exchange approximately 99.5% of the outstanding capital stock of Collexis B.V. (“we” or “us” or “Collexis”), which, as a result of the Merger, became a wholly-owned subsidiary of the Company in exchange for 3,000 shares of the common stock, par value $.001 per share, of Collexis Delaware. Prior to the merger the Company was a development stage company, organized as a Nevada limited liability company, with no operations.

The consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2007 and 2006 are not necessarily indicative of the results expected for the full year.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position, and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include the valuation of shares issued for services or in connection with acquisitions, the valuation of fixed assets and intangibles and their estimated useful lives, the valuation of investments, contingencies and litigation. The Company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the percentage-of-completion method.

The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance fee to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means where the software is made available through our secure FTP (File Transfer Protocol) site. The Company does not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, the Company assesses whether the fee is fixed and determinable, the services have been performed and whether or not collection is probable. The Company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is not considered fixed and determinable. In these cases, the Company recognizes revenue as the fees become due.

The Company assesses assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of a fee is not probable, the fee is deferred and revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

The majority of our training and consulting services are billed based on hourly rates. The Company generally recognizes revenue as these services are performed. However, when there is an arrangement that is based on a fixed fee or requires significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, the Company recognizes the related revenue using the percentage of completion method of accounting. This would apply to our custom programming services, which are generally contracted on a fixed fee basis. Anticipated losses, if any, are charged to operations in the period such losses are determined to be probable.

Revenues from transaction fees associated with subscription arrangements, billable on a per transaction basis, are recognized based on the actual number of transactions processed during the period.

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” reimbursements received for out-of-pocket expenses incurred are classified as revenue.

Foreign Currency Risk

The Company has conducted significant sales activity through its subsidiary based in the Geldermalsen, Netherlands. The majority of the sales activity has occurred in the Netherlands and Germany. The Company has experienced foreign exchange gains and losses to date without engaging in any hedging activities.

The Company’s foreign operations’ functional currency is the applicable local currency (primarily the EURO). Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are reflected in the statement of operations.

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market funds. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Loss per Common Share

Loss per share (“EPS”) is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. The shares issuable upon the exercise of stock options are excluded from the calculation of net loss per share because their effect would be anti-dilutive.

During the periods presented, the Company had 19,356,120 options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the new pronouncement and has determined that it did not have a significant impact on the determination or reporting of its financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Note 3. INVESTMENT IN SYYNX SOLUTIONS GMBH OPTION

On October 9, 2006, the shareholders of SyynX Web Solutions Gmbh (“SyynX”) a German corporation, granted to the Company, in exchange for 500,000 euros (approximately $640,000), the right to demand, for a two year period ending October, 2008, that these shareholders sell their shares in SyynX to the Company for a purchase price of 5,000,000 euros (approximately $6,400,000). As of March 31, 2007, 700,000 euros (approximately $940,000) has been paid to acquire the option and toward the purchase price, althought the Company has no commitment to exercise the option. The purchase price to acquire the option has been paid.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. These risks are detailed in our Current Report in our Form 8-K dated February 14, 2007 and in other SEC filings. The words “believe,” “anticipate,” “expect,” “project,” “provide guidance” and similar expressions identify forward-looking statements. Readers should not place undue reliance on these forward- looking statements, which speak only as of the date the statement was made.

Overview

Collexis, based in Columbia, South Carolina, is a software development company. Our core technology is centered around our ability to develop software that enables discovery through identification, ordering and aggregation of ideas and concepts. Using public as well as proprietary thesauri of industry specific language, we can create “fingerprints” of texts, such as articles, web pages, books and internal and external databases, which can be used in turn to find the most relevant information to answer any question a researcher or business professional might have. Our initial focus is on five key markets – university and medical research, government, healthcare, biotechnology / pharmaceuticals and legal - each representing a software sales market with current opportunities in excess of $1 billion.

Our company was founded in 1999 in the Netherlands. Our mission is to develop software that supports knowledge extraction and discovery across multiple industries and in multiple languages. Our technology, in addition to having customary data and information retrieval capabilities, is also able to discover relationships between elements of different information sources through clustering and aggregation.

Our technology is based on the principle of fingerprinting. The system can create a fingerprint for any piece of text containing relevant information. This process makes use of a structure of professional terminology in a particular field, called a thesaurus, taxonomy or ontology. A thesaurus contains selected words, terms and concepts and their semantic relationships in a hierarchical structure also reflecting synonyms and homonyms. Our system architecture has three tiers. The first tier, an applications layer, is configured according to customer specifications and made available only to authorized users via intranet or extranet for specialized database searches. A proprietary interface arranges for communications between the user and our technology, thus providing easy integration in existing environments. The second tier, our Collexis Engine, forms a core that executes commands that extract, match and relate pieces of text. Our third tier, a permanent storage layer, stores the location of all information used by the Collexis Engine for later retrieval. Actual source material, however, is not typically stored on our system.

Our business plan involves three related marketing strategies. With regard to large government and business users, we offer customized software search and mining applications on a licensed basis with additional service contracts and software development tools. In the United States we have been engaged by the National Institutes of Health for work in connection with their analysis of grant applications. Similar arrangements have been worked out in Europe with the World Health Organization, the Royal Dutch Academy of Arts and Science, the University of Rotterdam, and many others. Our second strategy is a subscription service for our Collexis Engine or relevant 6.0 applications, in which we function as an application service provider. This approach provides little or no customization of the software. Access can be purchased by subscribers on a daily or annual basis, based on the number of users. In the area of life sciences, for example, our search engine can be used to search and mine patent literature, grant application, clinical trials, medical literature and other data bases. Our third approach is a hybrid of the two other methods, providing customers with some customizations from the basic search and mining technology, but still delivered primarily in an application software provider (“ASP”) mode. Our German development partner, Syynx, builds these customized applications for specific clients, particularly in the healthcare, life sciences and legal areas. We have a 2-year option to acquire Syynx for (euro)5 million, which expires on October 9, 2008.

We had cash and cash equivalents of approximately $1.2 million as of March 31, 2007. For the nine months ended March 31, 2007, we used a total of approximately $3,084,949 in cash in connection with operating activities. We anticipate continuing losses as we build out our platforms and develop the salesforce to market our products. We will need substantial additional capital to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Loss. We incurred a net loss of $1.1 million for the three months ended March 31, 2007 versus a net loss of $266,000 for the prior year quarter.

The increase in net loss of $834,000 for the three months ended March 31, 2007 as compared to the prior year quarter resulted primarily from:

the ramp up of personnel and operations in the US market;

an increase in legal, professional, and accounting fees associated with the requirements of the Merger of the Company and Collexis Delaware.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new customers and developing new markets, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the three months ended March 31, 2007 decreased to $579,000 from $626,000 in the prior year quarter. The decrease is due to a concerted effort by the Company to sell its products on a subscription basis rather than on a one-time license fee basis.

Cost of Sales. Cost of sales for the three months ended March 31, 2007 was $274,000 compared to $184,000 for the three months ended March 31, 2006. The increase in cost of sales is directly related to an increase in payments to Syynx, a related party vendor, a third party vendor associated with the implementation of our clients.

Gross Profit. Gross profit for the three months ended March 31, 2007 was $305,000, or 53.0% of net sales, versus a gross profit of $442,000, or 71% of net sales for the three months ended March 31, 2006. The reason are as outlined above.

General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended March 31, 2007, compared to $707,000 for the three months ended March 31, 2006, reflecting an increase of $749,000. The increase is due primarily to hiring of additional employees in the areas of management, administration and sales. The increase is also due to an increase in professional services costs related to our public company requirements and costs related to the ramp up of our US operations.

Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2007 was $67,000 compared to $31,000 in the same period last year. This increase is related to the build out of our US sales force and the ramp up of our sales efforts in the US market.

Depreciation. Depreciation expense for the three months ended March 31, 2007 was $16,000 compared to $7,000 for the prior year quarter. This increase is primarily attributable to the fixed asset additions associated with the start-up of the corporate headquarters in the US.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Net Loss. We incurred a net loss of $2.9 million for the nine months ended March 31, 2007 versus a net loss of $947,000 for the prior year period. The increase in net loss of $2 million resulted primarily from:

the ramp up of personnel and operations in the US market;

an increase in legal, professional, and accounting fees associated with the requirements of the Merger of the Company and Collexis Delaware.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new customers and developing new markets, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the nine months ended March 31, 2007 increased to $1.6 million from $1 million in the prior year period. The increase is due to a ramp up of business efforts in the US partially offset by a concerted effort of the Company to sell its products on a subscription basis rather than on a one-time license fee basis.

Cost of Sales. Cost of sales for the nine months ended March 31, 2007 was $835,000 compared to $557,000 for the nine months ended March 31, 2006. The increase in cost of sales is directly related to an increase in payments to Syynx, a related party vendor, a third party vendor associated with the implementation of our clients.

Gross Profit. Gross profit for the nine months ended March 31, 2007 was $752,000, or 47% of net sales, versus a gross profit of $487,000, or 47% of net sales for the nine months ended March 31, 2006 . The reasons are as outlined above.

General and Administrative Expenses. General and administrative expenses were $3.9 million for the nine months ended March 31, 2007, compared to $1.7 million for the nine months ended March 31, 2006, reflecting an increase of $749,000. The increase is due primarily to hiring of additional employees in the areas of management, administration and sales. The increase is also due to an increase in professional services costs related to our public company requirements and costs related to the establishment of our global headquarters and the ramp up of our US operations.

Sales and Marketing. Sales and marketing expense for the nine months ended March 31, 2007 was $204,000 compared to $39,000 in the same period last year. This increase is related to the build out of our US sales force and the ramp up of efforts in the US.

Depreciation. Depreciation expense for the nine months ended March 31, 2007 was $34,000 compared to $20,000 for the prior year quarter. This increase is primarily attributable to the fixed asset additions associated with the start-up of the corporate headquarters in the US.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $1.5 million. Our working capital as of March 31, 2007 was $1.0 million, representing an increase in working capital of $280,000 compared to working capital of $720,000 at June 30, 2006. As of March 31, 2007 we had no outstanding debt.

During the nine months ended March 31, 2007, we used net cash of $4.0 million for operating activities. We used additional cash of $100,000 for investing activities which was primarily for the purchase of capital assets. During the nine months ended March 31, 2007, we received cash proceeds of $4.9 million arising from the issuance of additional shares.

We will need substantial additional capital to pursue our growth plans. We may seek to raise capital through additional equity offerings, debt financing, bond financing, asset sales or a combination of these methods. We are currently in preliminary discussions with several intermediaries, advisors and investors to structure and raise additional funds. We currently have no commitments for any additional financing, and we can give no assurance that we will be able to raise additional capital we need on commercially acceptable terms or at all. Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete. We may need to curtail expenses, reduce planned investments in technology and research and development and forgo business opportunities. Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2007, other than for currency risk associated with receivables and payables not denominated in dollars.

Item 4. Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material litigation at this time.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading “Information Regarding Collexis” in Item 2.01, “Completion of Acquisition or Disposition of Assets,” in our Current Report on Form 8-K dated February 14, 2007. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2007, we issued 2,836,358 shares of common stock to several individuals. These individuals paid us $0.75 per share, or $2,127,269. We issued these shares without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933. These individuals acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. An appropriate legend was affixed to the share certificate issued to these individuals. These individuals have such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock, and given his positions with us, he had adequate access to information about us.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate Pursuant To 10 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007

COLLEXIS HOLDINGS, INC.
By:	/s/ William D. Kirkland
William D. Kirkland, Chief Executive Officer (The Registrant’s Principal Executive Officer, who is duly authorized to sign this report)

By:	/s/ William D. Kirkland
William D. Kirkland, Chief Financial Officer (The Registrant’s Principal Financial Officer, who is duly authorized to sign this report)