Form 10KSB/A
period 2006-06-30
Collexis Holdings, Inc.
filed 2007-05-25
CIK 1286839

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

EXPLANATORY NOTE

The purpose of this amendment to this Annual Report on Form 10-KSB/A previously filed with the United States Securities Exchange Commission on March 20, 2007 is to revise the statement of Cash Flows for the year ended June 30, 2006 and from September 2, 2003 to June 30, 2006 to present.

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

Technology Holdings, Inc.
Formerly known as MV Fund II, LLC
(a Development Stage Company)
Statements of Cash Flows

	Year Ended June 30, 2006	Year Ended June 30, 2005	September 2, 2003 (Inception) to June 30, 2006 (Unaudited)

Cash flows from operating activities
Net (loss)	$(154,660)	$(91,924)	$(280,266)

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(95,290)	87,424	7,023
Shares issued for expenses	150,000		150,000
Net cash (used) by operating activities	(99,950)	(4,500)	(123,243)

Cash flows from financing activities
Proceeds from issuance of membership units	350,000	-	350,000
Expenses paid in capital by managing member	-	4,500	23,293
Net cash provided by financing activities	350,000	4,500	373,293

Net increase in cash	250,050	0	250,050
Cash - beginning of year	-	-	-
Cash - end of year	$250,050	$-	$250,050

Non-cash transactions:
Expenses paid for by the managing member	$-	$4,500	$23,293
Shares issued for expenses	$150,000	$-	$150,000

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

May 24, 2007

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:          /s/ William D. Kirkland
William D. Kirkland
President, CEO and Director
May 24, 2007