Form 10KSB
period 2007-06-30
Collexis Holdings, Inc.
filed 2007-10-16
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2007 to June 30, 2007

Commission file number: 001-33495

Collexis Holdings, Inc.
(Name of small business issuer in its charter)

Nevada	20-0987069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Main Street, Suite 980, Columbia, SC	29201
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (803) 727-1113

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value .001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

State issuer’s revenues for its most recent fiscal year. $1,683,856, for the full year ended December 31, 2006.

The estimated aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on October 12, 2007 was $35,559,009.75. This calculation is based upon the closing sale price of $1.45 as reported on the OTC Bulletin Board on October 12, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 12, 2007
Common Stock, $.001 par value per share	63,561,210 shares

DOCUMENTS INCORPORATED BY REFERENCE

Information to Part III (Items 9 - 12, 14) of this report is incorporated by reference to the proxy statement for the 2007 annual meeting of stockholders.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE

Technology Holdings, Inc., which subsequently changed its name to Collexis Holdings, Inc., filed a Current Report on Form 8-K with the SEC on February 14, 2007 to report the reverse merger whereby Collexis B.V., an operating company, became a wholly owned subsidiary of Technology Holdings, Inc., a reporting shell company. Collexis B.V., which was the acquirer in the merger for accounting purposes, had a calendar fiscal year. Technology Holdings, Inc., which was the acquiree in the merger for accounting purposes, has a fiscal year that ends on June 30. The Form 8-K included audited financial statements of Collexis B.V. for the fiscal years ended December 31, 2005 and 2004, and unaudited financial statements of Collexis B.V. for the nine months ended September 30, 2006 and September 30, 2005. We are including in this transition report on Form 10-KSB: the audited financial statements of Collexis B.V. for the fiscal year ended December 31, 2006; and the audited financial statements of Collexis Holdings, Inc. for the six months ended June 30, 2007.

By including these financial statements, we have filed with the SEC audited financial statements for Collexis B.V/Collexis Holdings, Inc. from January 1, 2004 through June 30, 2007. We have also transitioned from the calendar fiscal year of Collexis B.V. to the July-June fiscal year of Technology Holdings, Inc., now named Collexis Holdings, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;

•	economic, competitive, business and other conditions in our local and regional markets;

•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	competition in our industry;

•	changes in our business and growth strategy, capital improvements or development plans;

•	the availability of additional capital to support development; and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this report.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Collexis Holdings, Inc., sometimes referred to as Collexis in this transition report, is a global software development company formed in the Netherlands with worldwide headquarters in Columbia, South Carolina. We develop software that supports the knowledge intensive market-building tools to search and mine large sets of information. Our Collexis Engine 6.0 software enables discovery through identification, ordering and aggregation of ideas and concepts. Using public as well as proprietary thesauri of industry specific language, we can create “fingerprints” of texts - such as articles, web pages, books and internal and external databases - that can be used in turn to find the most relevant information for a researcher or business professional.

Our technology is based on the principle of fingerprinting. The Collexis software can create a fingerprint for any piece of text containing relevant information. This process makes use of a structure of professional terminology in a particular field, including thesaurus, taxonomies or ontologies. A thesaurus contains selected words, terms and concepts and their semantic relationships in a hierarchical structure also reflecting synonyms and homonyms.

The profiled fingerprint of a document, as described above, is the starting point for industry applications that we use in our primary markets. They depend not only on the capabilities of the resulting application, but also on the underlying functionality and scalability of the system architecture to perform in industries as diverse as the legal, life sciences, and defense/government markets.

Our system architecture has three tiers. The first tier, an applications layer, is configured according to customer specifications and made available only to authorized users via intranet or extranet for specialized database searches. A proprietary interface arranges for communications between the user and our technology, thus providing easy integration in existing environments. The second tier, our Collexis Engine, is a core data processing engine that executes commands that extract, match and relate pieces of text. Our third tier, a permanent storage layer, stores the location of all information used by the Collexis Engine for later retrieval. Actual source material, however, is not typically stored on our system.

We have three related marketing strategies:

•	customized software search and mining applications licensed to large government and enterprise business users;

•	a subscription/application service provider (ASP) service in which we function as an application service provider with little or no customization;

•	a hybrid of these two strategies - mixing internal and external content in pre-built interfaces as a hosted or onsite solution; and

•	portal platforms for key markets.

With regard to large government and business users, we offer customized software search and mining applications on a licensed basis with additional service contracts and software development tools. In the United States, we have licensed our software to the National Institutes of Health for work in connection with its analysis of grant applications. In Europe, we have entered into similar arrangements with the World Health Organization, the Royal Dutch Academy of Arts and Science, the University of Rotterdam, among others.

Our second strategy is a subscription service for our Collexis Engine or relevant 6.0 applications, in which we function as an application service provider, or ASP. This approach provides little or no customization of the software. Subscribers can purchase access on a daily, monthly, or annual basis, based on the number of users. For example, in the life sciences field, our search engine can be used to search and mine patent literature, grant applications, clinical trials, medical literature and other databases. Representative clients using this approach include Mayo Clinic, Johns Hopkins University and the University of South Carolina.

Our third approach is a hybrid of the two other methods, providing customers with some customizations from the basic search and mining technology, but still delivered primarily in an ASP mode. Our German development partner, SyynX WebSolutions GmbH, builds these customized applications for specific clients, particularly in the healthcare, life sciences and legal areas. We have a two-year option to acquire SyynX for €5 million (approximately US$7.0 million as of September 24, 2007), which expires on October 9, 2008.

Within the commercial marketplace, we are moving from being a traditional license and maintenance software company to a subscription based application provider. Working with internal and external development resources, we believe that recurring subscription application solutions will enhance our future growth opportunities and financial performance. We offer these solutions on annual per-user or enterprise access levels.

The fourth and newest approach is a community portal that allows the target markets to be able to connect with the experts, communicate and collaborate with the experts and broaden their knowledge in their respective fields.

Description of  Formation

Collexis B.V. was founded in 1999 in the Netherlands. Under the terms of a merger agreement dated February 13, 2007 by and between Technology Holdings, Inc., a Nevada corporation, and Collexis Holdings, Inc., a Delaware corporation (“Collexis Delaware”), Collexis Delaware merged with and into Technology Holdings, Inc. Before the merger, Technology Holdings, Inc. was a development stage company, originally organized as a Nevada limited liability company, with no operations. Technology Holdings, Inc. was the surviving corporation in the merger and changed its corporate name to Collexis Holdings, Inc., which is the registrant and is sometimes referred to as Collexis in this transition report. Immediately before the merger, Collexis Delaware had acquired through a share exchange approximately 99.5% of the outstanding capital stock of Collexis B.V., which, as a result of the merger, became a wholly-owned subsidiary of Collexis in exchange for 3,000 shares of the common stock of Collexis Delaware.

Since the merger, we have sold 3,742,514 shares of our common stock in private offerings to qualified investors at a price of $0.75 per share, raising a total of $2,806,886. In addition, subscription agreements and funds for 3,573,213 shares at a purchase price of $0.75 per share, or $2,679,910 in total, are now in escrow. We expect to accept these subscriptions in the near future. We expect to raise additional capital through the sale of our common stock in the future, but we can provide no assurances in that regard.

Sales and Distribution of Products and Services

We currently have 14 sales and marketing employees. We operate primarily using a direct sales model through these employees. We also conduct indirect sales through partners, such as Lockheed Martin, that incorporate our products into their bids and technologies. We grant free licenses to selected projects supporting healthcare advancement in third world and developing countries. We have sales representation, either through sales representatives or through indirect partners, in the United States, in several European countries, in Africa and in the Asian-Pacific region.

We generally deliver our software on CDs, although we occasionally deliver our software electronically through our secure File Transfer Protocol site or through a web download. We do not offer any customers or resellers a right of return.

Customers

As of June 30, 2007, three customers represented 71% of our total gross receivables (33%, 23%, and 15% individually). For the six months ended June 30, 2007, these three customers represented 52% of our total gross revenues.

The number of overall clients has expanded in 2007. The largest expansion has been in our sales to universities and medical research centers in the United States, in international business related to our scientific management and grant analysis solutions, and in the U.S. legal and defense markets. We announced relationships and engagements with the National Institutes of Health, Mayo Clinic, Johns Hopkins University and the University of South Carolina, among others.

Our expansion in presence in the defense and intelligence markets has also proven valuable, with incremental engagements with several U.S. defense contractors and related clients. These clients fall into our traditional license and maintenance sales model, and services are usually provided by the defense contractor - increasing the margins of the engagements.

Technology and Intellectual Property

We have recently filed a provisional patent application in the United States on multiple improvements we have made to the version 6.0 release of the Collexis Engine. We plan to file this application internationally. We believe these enhancements substantially strengthen our ability to protect our technology, particularly as it relates to our Collexis Engine 6.0. While intellectual property rights are governed by a variety of laws in numerous countries and there is a risk that our business could infringe on the intellectual property rights of third parties, we believe that we have the ability to conduct our business without infringing on the intellectual property rights of others. However, we may not be able to withstand any third party claims or rights against their use.

We have received a patent in the Netherlands on a portion of our technology and have identified other portions that we believe we can protect by a combination of patent, copyright, trademark and other methods, including primarily trade secret and confidentiality agreements. Our patent in the Netherlands (No. 101151) runs through May 9, 2020 and covers a method, including an apparatus and software, for generating knowledge profiles from textual information in at least one structured datafile, resulting in a list containing a cluster of related concepts that can be used interactively to find other datafiles containing similar clusters.

Market and Competition

Our initial focus is on three key markets:

•	life sciences (university and medical research, healthcare, biopharma);

•	government (defense and intelligence, and enterprise business intelligence); and

•	legal.

We believe that each of these markets represents a search and discovery software sales market of more than $1 billion. These markets are highly competitive, however, and are served by many companies with significantly greater capital resources than those available to us. Our competitors include Google, Yahoo, FAST search, Autonomy, Convera and others These organizations span from large search providers like

Google, who continue to move into broad groups of commercial and government sectors, to smaller competitors like Convera that compete with us in a specific market - defense and intelligence.

Research and Development

We incurred research and development expenditures of $498,398 in the six months ended June 30, 2007, consisting of internal research and development expenditures, as well as expenditures related to research and development that we outsourced to SyynX.

Existing and Probable Governmental Regulation

We are not aware of any existing or pending governmental regulation that we believe will have a material effect on the operation of our business.

Compliance with Environmental Laws

We did not incur any material costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

As of September 24, 2007, we have 35 employees, of whom 31 are full-time employees. We consider our relationship with our employees to be good. A total of 12 of our employees are based in the U.S., and 23 of our employees are located in the Netherlands.

RISK FACTORS

We are at an early stage of development, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We are a company in the early stages of development, and we have only a short operating history to aid in assessing our future prospects. We will encounter risks and difficulties as an early-stage company in a new and rapidly evolving market. We may not be able to address these risks and difficulties successfully, which could materially harm our business, operating results and financial condition.

We will likely need additional capital in the future, and it may not be available on acceptable terms, or at all. If we do not receive any necessary additional capital, our financial condition and future prospects will suffer.

As of September 24, 2007, our balances of cash, cash equivalents and short-term investments were approximately $800,000. We believe our current balance of cash, cash equivalents and short-term investments, combined with any funds generated from our operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next two and one-half months based upon our estimates of funds required to operate our business during that period. During or after that time, however, we may need to raise additional funds for the following purposes:

•	to fund our operations, including sales, marketing and research and development programs including the Collexis Engine 6.0 offering;

•	to fund any growth we may experience;

•	to enhance and/or expand the range of products and services we offer;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

We cannot reassure our investors that if we need additional capital it will be available, and if so, on terms beneficial to us. Historically, we have obtained external financing primarily from sales of our common stock. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we were unable to raise additional capital or defer costs, that inability would have an adverse effect on our financial position, results of operations and prospects.

We have had a history of operating losses and will likely incur future losses. If our losses continue and we are unable to achieve profitability, our stock price will likely suffer.

We have operated at a loss since our inception. For the six months ended June 30, 2007 and 2006, our net losses were approximately $4,620,703 and $3,223,581, respectively. These losses include expenditures associated with developing and selling software products, including our Collexis Engine 6.0 offering. We expect that our losses will continue for the foreseeable future as we continue to invest in Collexis Engine enhancements and other programs. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. If we do not achieve and sustain profitability, it will likely negatively affect the market price of the common stock and our financial condition.

Our ability to achieve profitability depends on our Collexis Engine 6.0 offering. If it fails to achieve market acceptance, we will be unable to grow our business and achieve profitability.

We have expended significant financial resources, as well as management attention, on Collexis Engine 6.0 and expect that our expenditures on it will continue to be significant. We believe that our future profitability will depend on our ability to successfully market, and achieve market acceptance for this offering. The degree of market acceptance of Collexis Engine 6.0 will depend upon a number of factors, including:

•	the advantages of Collexis Engine 6.0 over competing products;

•	our ability to innovate and develop new features for Collexis Engine 6.0;

•	customer needs for search products and knowledge discovery;

•	the price and cost-effectiveness of Collexis Engine 6.0; and

•	the strength of sales, marketing and distribution support.

We are aware of a significant number of competing well-established search products offered by companies with significantly greater financial and marketing resources than us, such as Google, Yahoo, FASTsearch, Autonomy and Convera. Even if Collexis Engine 6.0 achieves market acceptance, we may not be able to maintain that market acceptance over time if competing products are introduced that are viewed as more effective or are more favorably received than Collexis Engine 6.0. If Collexis Engine 6.0 does not achieve and maintain market acceptance, we believe that we will not be able to generate sufficient revenue to attain profitability.

We depend heavily on sales to our significant customers, and our business could be adversely affected if any of them reduced or terminated its purchases from us.

Three customers represented 71% of our total gross receivables as of June 30, 2007. These three customers represented 52% of our total gross revenues for the six months ended June 30, 2007. We may continue to depend on a limited number of companies for a significant portion of our revenue. If a significant customer reduces or delays orders from us, terminates its relationship with us or fails to pay its obligations to us, our revenues could decrease significantly.

We have limited marketing experience and capacity.

We currently have 14 sales and marketing employees. We anticipate committing significant additional resources to develop and grow a marketing and sales force. If we decide to license or sell products to distributors, those licensees or distributors may realize a significant portion of the profits from those products, rather than us.

We are in an extremely competitive market, and if we fail to compete effectively or respond to rapid technological change, our revenues and market share will be adversely affected.

Our business environment and the search and software industries in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Our competitors include many companies that are larger and more established and have substantially more resources than we do, such as Google, Yahoo, FASTsearch, Autonomy and Convera. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets that we serve. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

For our strategy to succeed and to remain competitive, we must leverage our core technology to develop new product offerings, update existing features and add new components to our current products such as support for new data types and taxonomies for specific vertical markets. These development efforts are expensive, and we plan to fund these developments with our existing capital resources, and other sources, such as equity issuances and borrowings that may be available to us. If these developments do not generate substantial revenues, or we are unable to access other sources of capital on acceptable terms, our business and results of operations will be adversely affected. We cannot assure you that we will successfully develop any new products, complete them on a timely basis or at all, achieve market acceptance or generate significant revenues with them.

We design our products to work with certain systems, and changes to these systems may render our products incompatible with these systems. As a result, we may be unable to sell our products.

Our ability to sell our products depends on the compatibility of our products with other software and hardware products. These products may change or new products may appear that are incompatible with our products. If we fail to adapt our products to remain compatible with other vendors’ software and hardware products or fail to adapt our products as quickly as our competitors, we may be unable to sell our products.

Our software products are complex and may contain errors that could damage our reputation and decrease sales.

Our complex software products may contain errors that people may detect at any point in the products’ life cycles. We cannot assure you that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales.

Because of the technical nature of our business, our intellectual property is extremely important to our business, and adverse changes to our intellectual property could harm our competitive position.

We believe that our success depends, in part, on our ability to protect our proprietary rights and technology. Historically, we have relied on a combination of copyright, patents, trademark and trade secret laws, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other methods to safeguard our technology and software products. Risks associated with our intellectual property, include the following:

•	pending patent applications may not be issued;

•	intellectual property laws may not protect our intellectual property rights;

•	others may challenge, invalidate, or circumvent any patent issued to us;

•	rights granted under patents issued to us may not provide competitive advantages to us;

•	unauthorized parties may attempt to obtain and use information that we regard as proprietary despite our efforts to protect our proprietary rights;

•	others may independently develop similar technology or design around any patents issued to us; and

•	effective protection of intellectual property rights may be limited or unavailable in some foreign countries in which we operate.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Because of the technical nature of our business, our intellectual property is extremely important to our business, and adverse changes to our intellectual property could harm our competitive position. Companies in the software and technology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We face the possibility of intellectual property rights claims against us. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology if it is ultimately found by a court to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative, non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our operating results and financial condition.

We depend on key personnel.

Our ability to develop our business depends upon our attracting and retaining qualified management, marketing and technical personnel, including consultants. Because the number of qualified technical personnel, including software developers, is limited and competition for such personnel is intense, there can be no assurance that we will be able to attract or retain such persons. The loss of key personnel or the failure to recruit additional key personnel could significantly impede attainment of our objectives and have a material adverse effect on our financial condition and results of operations.

We may not be able to manage the growth of our staff effectively.

Our business plan calls for increasing our staffing levels in the future. Our ability to execute our strategies will depend in part upon our ability to integrate such new employees into our operations and fund such added costs. Our planned activities will require the addition of new personnel, including management, accounting, marketing and technical personnel, and the development of additional expertise by existing personnel. The inability to acquire such services or to develop such expertise could have a material adverse impact on our operations.

The costs of being an SEC registered company are proportionately higher for small companies like Collexis.

The Sarbanes-Oxley Act of 2002 and the related SEC rules and regulations have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

For example, for the year ended June 30, 2008, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting. For the year ended June 30, 2009, our independent registered public accounting firm will be required to attest to our internal control over financial reporting, in addition to our management’s assessment. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our internal control over financial reporting may have significant deficiencies or material weaknesses.

We are evaluating our internal control systems to allow management to report on our internal control over financial reporting, as required by Section 404, of the Sarbanes-Oxley Act, for the year ending June 30, 2008. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting for the year ending June 30, 2009, then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We have concluded that as of the six months ended June 30, 2007, our disclosure controls and procedures were ineffective. Although we are in the process of improving our disclosure controls and procedures, there is no guarantee that this effort will be adequate. In addition, if we fail to meet our reporting obligations in a timely manner in the future, our business could be harmed.

Based on our failure to file certain SEC disclosure documents in a timely manner, as further discussed below, our Chief Executive Officer and Chief Financial Officer, Mr. William D. Kirkland, as of June 30, 2007, concluded that our disclosure controls and procedures were ineffective. We determined that we failed to prepare and report within the periods specified in the rules and forms of the SEC the following reports:

•
We failed to prepare and report within the time periods specified in the rules and forms of the SEC a Current Report on Form 8-K describing a series of loans totaling $650,000 that we obtained in June 2007 from Margie Chassman, who owns 48.8% of our common stock. We repaid this loan in full on July 31, 2007. We filed that Form 8-K report on September 28, 2007.

•	We failed to prepare and timely file a Current Report on Form 8-K describing the appointment of four new directors in July 2007. We filed that Form 8-K report on September 28, 2007.

•	We have also determined, that the following financial statements should no longer be relied upon because of errors in those financial statements:

•	the unaudited financial statements of Collexis B.V. for the nine months ended September 30, 2006 included in a Current Report on Form 8-K dated February 14, 2007; and

•
the unaudited financial statements of Collexis Holdings, Inc. for the three and nine months ended March 31, 2007 included in the Quarterly Report on Form 10-QSB of Collexis for the periods ended March 31, 2007.

In each case, these financial statements did not properly reflect the application of FASB No. 123R and improperly reflected a deferred tax asset.

We believe that our failure to prepare and file the reports described above with the SEC in a timely and accurate manner resulted from inadequate disclosure controls and procedures. Although we are in the process of improving our disclosure controls and procedures, there is no guarantee that this effort will be adequate. In addition, if we fail to meet our reporting obligations in the future, our business could be harmed.

Our common stock is not listed on a stock exchange, and trading markets on the OTC Bulletin Board lack the depth, liquidity and orderliness necessary to maintain a liquid market in our common stock.

Although shares of our common stock sometimes trade on the OTC Bulletin Board, there is only limited trading in our common stock. The trading markets on the OTC Bulletin Board lack the depth, liquidity and orderliness necessary to maintain a liquid market in our common stock. For these reasons, we do not expect a liquid market for our common stock to develop on the OTC Bulletin Board.

Our common stock is not listed on a stock exchange, and the bid price for our common stock remains below $5.00 per share. Our common stock is subject to additional federal and state regulatory requirements that require, among other things, broker-dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s consent before consummating any transaction in the common stock. Our securities are considered “penny stocks,” which require additional disclosures in connection with trades in those securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. These restricted market and additional regulatory requirements limit the liquidity of our common stock, and they may adversely affect our ability to raise additional financing by issuing our securities.

We may issue shares of preferred stock in the future that could have superior rights to our common stock.

Our articles of incorporation permit our board of directors to authorize and issue “blank check” preferred stock. Accordingly, our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividend coupons before dividends would be declared to common stockholders and the right to the redemption of such shares, together with a premium, prior to the redemption of the common stock. To the extent that we issue shares of preferred stock, the rights of the holders of the common stock could be impaired, including with respect to liquidation.

Our stock price has been and may continue to be volatile.

The securities of software companies, particularly those whose shares are traded on the OTC Bulletin Board, have experienced significant price and volume fluctuations that have often been unrelated to the companies’ operating performance. The trading prices and volumes of our shares have fluctuated widely since the shares began trading on the OTC Bulletin Board on July 2, 2007. Announcements of technological innovations for new commercial products by us or our competitors, developments concerning proprietary rights or general conditions in the information technology and software industries may have a significant effect on our business and on the market price of our common stock. Sales of shares of common stock by existing security holders could also have an adverse effect on the market price of our securities, given the limited trading volume of our securities.

We do not intend to pay dividends on our common stock.

We have not declared any dividends or made any distributions on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire other businesses or parts of other businesses, including our development partner, SyynX. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including without limitation:

•	the potential inaccuracy of the estimates and judgments used to evaluate products, services, operations, management, and market risks with respect to a target company;

•
the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and revenues to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations;

•	the risk of loss of key employees and customers;

•	potentially significant severance and integration expenses; and

•	challenges associated with integration of personnel, products, and services.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

Our international operations are subject to risks that could harm our business, operating results and financial condition.

We have conducted significant sales activity through our subsidiary based in Geldermalsen, the Netherlands. The majority of the sales activity has occurred in the Netherlands and Germany. We have experienced foreign exchange gains and losses to date without engaging in any hedging activities. We have only limited experience with operations outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

•	difficulties in developing products and services in different languages and for different cultures;

•	longer payment cycles in some countries;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;

•	import and export requirements that may prevent us from providing our products or services to a particular market and may increase our operating costs;

•	political and economic instability;

•	potentially adverse tax consequences; and

•	higher costs associated with doing business internationally.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increase our cost of doing business in international jurisdictions and could expose us to fines and penalties. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.

To the extent our revenues are paid in foreign currencies, and currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of net receivables we receive in foreign currencies and later convert to U.S. dollars after the unfavorable change would be diminished. This could have a negative impact on our reported operating results.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property. We lease office space, vehicles and equipment under non-cancelable operating leases. We lease approximately 4,467 square feet of office space in Geldermalsen, the Netherlands, for €3,762 (approximately US$5,300 at current exchange rates) per month under two separate leases. The lease on a portion of this space encompassing approximately 1,238 square feet for €875 (approximately US$1,200) per month expires December 31, 2007. The remaining lease for €2,887 (approximately $4,100) per month expires on June 30, 2011. On July 1, 2007, we occupied a third leased space in the same facility for €2,575 (approximately US$3,900) per month encompassing approximately 2,691 square feet, to support administrative needs arising from the expansion of our business.

We lease our offices in Columbia, South Carolina, of approximately 2,739 square feet for approximately $4,600 per month. The lease expires on September 30, 2009. Our Dutch facility houses administrative and support functions of our European operation as well as our global research and development function. Our Columbia location serves as our global headquarters and as an administrative and support facility for our United States activities. We believe these leases should provide sufficient space for our software development and marketing and administrative functions during their remaining terms. We have no plans to make any material improvements to any of the office spaces we currently lease. In the opinion of our management, we adequately insure our assets located at these properties.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the OTC Bulletin Board (OTCBB) on July 2, 2007 under the symbol “CLXS.OB.”

Holders of Our Common Stock
As of October 12, 2007, we had approximately 80 holders of record of our common stock for a total of 63,561,210 shares of common stock issued and outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend: (1) we would not be able to pay our debts as they become due in the usual course of business; or (2) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends or made any distributions, and we do not plan to declare any dividends or make any distributions in the foreseeable future.

Equity Compensation Plan

Information regarding our equity compensation arrangements is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders into Item 11 of this transition report on Form 10-KSB.

Recent Sales of  Unregistered Securities

We have not issued securities without registration under the Securities Act of 1933 during the reporting period that were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are a global software development company formed in the Netherlands with worldwide headquarters in Columbia, South Carolina. We develop software that supports the knowledge intensive market-building tools to search and mine large sets of information. Our Collexis Engine 6.0 software enables discovery through identification, ordering and aggregation of ideas and concepts. We generate our revenues primarily from licensing our software revenue, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis. Please see Critical Accounting Policies in this Item 6 below for an explanation of our critical accounting policies and estimates.

Results of Operations

Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

Total Revenues. Total Revenues increased approximately $124,000, or 15.3%, to approximately $934,000 for the six months ended June 30, 2007 as compared to approximately $810,000 for the six months ended June 30, 2006. This increase was due to the expansion of efforts in the university and research markets resulting in increases in license revenue, service revenue, and maintenance and support revenue, slightly offset by a decrease in hardware and hosting revenue.

License Revenue. License revenue increased approximately $189,000, or 105.6%, to approximately $368,000 in the six months ended June 30, 2007 against approximately $179,000 in the six months ended June 30, 2006. This increase is primarily due to sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $36,000, or 9.6%, to approximately $411,000 for the six months ended June 30, 2007 versus approximately $375,000 for the six months ended June 30, 2006. This increase arises from sales efforts to deliver services (a) to new clients, and (b) to existing clients who seek to add profiles and libraries to new and existing subscription applications.

Maintenance & Support Revenue. Maintenance and support revenue decreased approximately $88,000, or 41.9%, to $122,000 for the six months ended June 30, 2007 as compared to approximately $210,000 in the six months ended June 30, 2006. This decrease is due to a decline in the sales of maintenance contracts to new and existing license customers in the partial period 2007.

Hardware & Hosting Revenue. Hardware and hosting revenue was approximately $34,000 in the six months ended June 30, 2007 as compared to approximately $46,000 in the year ended June 30, 2006. This decrease is due to more customers selecting a subscription model over a hosted model.

Cost of License Revenue. Cost of license revenue was approximately $27,000 in the six months ended June 30, 2007 versus approximately $8,000 in the six months ended June 30, 2006. This increase resulted from significantly higher software development expenses in the partial period 2007 than in same period of 2006.

Cost of Service Revenue. Cost of service revenue decreased approximately $131,000, or 36.9%, to approximately $224,000 for the six months ended June 30, 2007 versus approximately $355,000 for the six months ended June 30, 2006. This was due primarily to a decrease in travel and salary costs for our professional services staff, and a decrease in the monthly fees paid to SyynX in support of our services contracts.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue was approximately $458,000 in the six months ended June 30, 2007 versus approximately $268,000 in the six months ended June 30, 2006, primarily composed of third party support costs.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $16,000 in the six months ended June 30, 2007, compared to approximately $12,000 in the six months ended June 30, 2006.

General & Administrative Costs. General and administrative costs increased to approximately $3.1 million for the six months ended June 30, 2007 compared to approximately $1.1 million for the six months ended June 30, 2006, an increase of $2 million, or 181.8%. This increase is due primarily to the expansion of our global headquarters in Columbia, South Carolina, including higher costs associated with: compensation expense (which reflects an approximately $800,000 increase in stock option costs and an approximately $151,000 increase in cash compensation); travel by our officers and employees; development of our Columbia facility; and professional fees associated with our merger and becoming a public company. This increase is also due to an overall increase in costs associated with the expansion of our administrative functions globally.

Sales & Marketing. Sales and marketing costs increased to approximately $1.2 million for the six months ended June 30, 2007 as compared to approximately $186,000 in the six months ended June 30, 2006. This increase is due to the salary and travel costs associated with the enhanced efforts of an expanded sales and marketing staff, which grew from three full-time employees as of June 30, 2006 to 14 full-time employees as of June 30, 2007, as well as an increase in expenses incurred in the expansion of our global marketing efforts during the fiscal year.

Research & Development. Research and development costs increased to approximately $498,000 for the year ended June 30, 2007 compared to approximately $345,000 for the period ended June 30, 2006, an increase of $153,000, or 44%. This increase is due to increases in salary, travel, and related personnel costs associated with the expansion of our operations.

Total Expenses and Net Loss. As a result of the above factors, as well as our decision to fully reserve our deferred tax asset in 2006, total expenses increased to approximately $5.6 million for the six months ended June 30, 2007 as compared to approximately $2.3 million for the six months ended June 30, 2006. Our net loss increased to approximately $4.6 million for the six months ended June 30, 2007 versus a net loss of approximately $3.2 million for the six months ended June 30, 2006.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Total Revenues. Total revenues increased by $314,000, or 23.0%, to $1.7 million for the year ended December 31, 2006 as compared to $1.4 million for the year ended December 31, 2005. This increase was due to the expansion of efforts in the university and research markets resulting in increases in service revenue and maintenance and support revenue.

License Revenue. License revenue decreased $17,000, or 7.1%, to approximately $225,000 in the year ended December 31, 2006 as compared to approximately $242,000 in the year ended December 31, 2005. This decrease resulted primarily from reduced sales and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $250,000, or 32.1%, to approximately $1.0 million for the year ended December 31, 2006 versus approximately $780,000 for the year ended December 31, 2005. This increase arises from sales efforts to deliver services (a) to new clients, and (b) to existing clients who seek to add profiles and libraries to new and existing subscription applications.

Maintenance & Support Revenue. Maintenance and support revenue increased $100,000, or 36.7%, to approximately $380,000 for the year ended December 31, 2006 as compared to approximately $280,000 for the year ended December 31, 2005. This increase is due to sales of maintenance contracts to new and existing license customers and to an increase in renewal rates to some customers.

Hardware & Hosting Revenue. Hardware and hosting revenue decreased by approximately $19,000, or 25.8%, to approximately $55,000 for the year ended December 31, 2006 as compared to approximately $74,000 for the year ended December 31, 2005. This decrease is due to more customers selecting a subscription model over a hosted model during the year.

Cost of License Revenue. Cost of license revenue decreased $76,000, or 89.1%, to approximately $9,000 in the year ended December 31, 2006 as compared to approximately $85,000 in the year ended December 31, 2005. This decrease resulted from significantly lower software development expenses in fiscal 2007 than in fiscal 2006.

Cost of Service Revenue. Cost of service revenue increased approximately $440,000, or 209.1%, to approximately $660,000 for the year ended December 31, 2006 as compared to approximately $210,000 for the year ended December 31, 2005. This was due primarily to an increase in travel and salary costs associated with an increase in the number of professional services staff, and an increase in the monthly fees paid to SyynX in support of our services contracts.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue increased approximately $380,000, or 190%, to approximately $580,000 in the year ended December 31, 2006 as compared to approximately $200,000 in the year ended December 31, 2005.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $24,000 in the year ended December 31, 2006, compared to approximately $32,000 in the year ended December 31, 2005.

General & Administrative Costs. General and administrative costs increased approximately $3.0 million, or 338.2%, to approximately $3.9 million for the year ended December 31, 2006 as compared to approximately $900,000 for the year ended December 31, 2005. This increase is due primarily to the expansion of our global headquarters in Columbia, South Carolina, including higher costs associated with: compensation expense (which reflects an approximately $1.2 million increase in stock option costs and an approximately $450,000 increase in cash compensation); travel by our officers and employees; development of our Columbia facility; and professional fees associated with our merger and becoming a public company. This increase is also due to an overall increase in costs associated with the expansion of our administrative functions globally.

Sales & Marketing. Sales and marketing costs increased $130,000, or 676.1%, to approximately $150,000 for the year ended December 31, 2006 as compared to approximately $20,000 for the year ended December 31, 2005. This increase is due to the salary and travel costs associated with the enhanced efforts of an expanded sales and marketing staff as well as an increase in expenses incurred in the expansion of our global marketing efforts during the fiscal year.

Research & Development. Research and development costs increased $230,000, or 45.3%, to approximately $740,000 for the year ended December 31, 2006 compared to approximately $510,000 for the year ended December 31, 2005, consisting of internal research and development expenditures, as well as expenditures related to research and development that we outsourced to SyynX.

Net Loss. As a result of the above factors, as well as our decision to fully reserve our deferred tax asset of approximately $1.7 million in 2006, our net loss increased by $5.4 million, or 738.2%, to approximately $6.1 million for the year ended December 31, 2006 versus a net loss of approximately $0.7 million for the year ended December 31, 2005.

Liquidity and Capital Resources

Our principal cash requirement is for working capital. In the six months ended June 30, 2007, net cash used in operations was $3.1 million. Our primary use of operating funds related to developing the Collexis 6.0 engine, building out our worldwide headquarters and additions to our sales and marketing staff.

Our investing activities during fiscal year 2006 reflected payments we made to purchase a two-year option to acquire all of the capital stock of SyynX, our development partner located in Germany, as well as capital expenditures related to the building out of our facilities. Net cash used in investing activities was $105,000 for the six months ended June 30, 2007.

In July 2007, we sold 2,762,550 shares of our common stock in a private offering for total gross consideration of $2,071,912.50. In addition, in September 2007 in another private offering, we sold 979,964 shares of our common stock for total gross proceeds of $734,973. In connection with the second offering, we paid a $58,898, or 8%, placement agent fee to Northeast Securities, Inc. (plus reimbursement of $7,500 of expenses), and we also granted Northeast a five-year warrant to purchase 97,964 shares of common stock at an exercise price of $0.75 per share. In addition, subscription agreements and funds for a total of 3,573,213 shares at a purchase price of $0.75 per share, or $2,679,910 in total, are now in escrow in connection with another private offering. We expect to accept these subscriptions in the near future. We expect to raise additional capital through the sale of our common stock in the future, but we can provide no assurances in that regard.

Our management expects that with our present negative cash flows from operating activities and our current level of cash, we will require additional working capital to continue to grow our operations, develop our products or pursue acquisitions and comply with our reporting obligations as a public company. As a result, we may seek both debt and equity financings to satisfy these working capital needs. There can be no assurance that external financing will be available if needed in the future, or if available, that it would be available on terms acceptable to our management.

We have operating leases with future minimum lease payments of approximately $360,000 in 2008 and approximately $330,000 in 2009.

Off Balance Sheet Arrangements

As of June 30, 2007, we had no off balance sheet arrangements.

Critical Accounting Policies

Management has based this discussion and analysis of financial condition and results of operations on our consolidated financial statements. The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its critical accounting policies and estimates on a periodic basis.

A “critical accounting policy” is one that is both important to the understanding of the company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management believes the following accounting policies fit this definition:

Revenue Recognition. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize revenue from non-cancelable software licenses when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We recognize license revenue from resellers when an end user has placed an order with the reseller and the reseller has met above revenue recognition criteria. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognize revenue on the delivered elements using the percentage-of-completion method.

The most commonly deferred elements are initial maintenance and consulting services. We recognize initial maintenance on a straight-line basis over the initial maintenance term. We determine the VSOE of maintenance by using a consistent percentage of maintenance fee to license fee based on renewal rates. We recognize maintenance fees in subsequent years on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. We determine the VSOE of services by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means in which we make the software available through our secure FTP (File Transfer Protocol) site or via a website-based download. We do not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, we assess whether the fee is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, which are 30 to 90 days from invoice date, the fee is considered not fixed and determinable. In these cases, we recognize revenue as the fees become due.

We assess assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue when collection becomes probable, which is generally upon receipt of cash.

Our arrangements do not generally include acceptance clauses. If an arrangement includes an acceptance provision, however, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We bill the majority of our training and consulting services based on hourly rates. We generally recognize revenue as we perform these services. When we have an arrangement that is based on a fixed fee or requires significant work either to alter the underlying software or to build additional complex interfaces so that the software performs as the customer requests, however, we recognize the related revenue using the percentage of completion method of accounting. This method applies to our custom programming services, which are generally contracted on a fixed fee basis. We charge anticipated losses, if any, to operations in the period that we determine those losses to be probable.

We recognize revenues from transaction fees associated with subscription arrangements, which are billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, based on the actual number of transactions processed during the period.

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” we classify reimbursements received for out-of-pocket expenses incurred as services revenue in the Consolidated Statements of  Operations.

Development Costs. Our policy is to charge the costs of software development to the year in which these costs occurred. We establish technological feasibility n completion of the existing Engine. Generally, costs related to projects that reach technological feasibility upon completion of a working model are not capitalized, because the period between establishment of the working model and general availability is of short duration. The nature of our current development for software products is generally such that we can measure technological feasibility most effectively using the working model method, in which the time between establishment of a working model and general availability is short, which results in no costs that qualify for capitalization.

Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, thereby reducing the net receivable to the amount our management believes is probable of collection. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience.

Income Taxes. We account for income taxes under the asset and liability method. The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in operations in the period that includes the enactment date.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. We have evaluated the new pronouncement and have determined that it did not have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

Audited Financial Statements of Collexis Holdings, Inc.

The audited financial statements of Collexis Holdings, Inc. included in this Transition Report on Form 10-KSB are as follows:

F-1	Report of Independent Public Accounting Firm

F-2	Consolidated Balance Sheets as of June 30, 2007 and 2006

F-3	Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006

F-3	Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2007 and 2006

F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006

F-5	Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2007 and 2006

F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members of the Audit Committee of
Collexis Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Collexis Holdings, Inc., and subsidiaries ("the Company") as of June 30, 2007 and 2006 and the related statements of operations, shareholders' (deficiency) equity, comprehensive loss, and cash flows for the six months periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the six months periods ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 10, during July and September 2007, the Company sold approximately 3.7 million of its common stock in private offerings, for a total of approximately $2.8 million. In addition there are approximately $2.7 million in escrow in connection with subscription agreements for approximately 3.6 million shares.

/s/ Bernstein & Pinchuk LLP
New York, New York
September 28, 2007

Collexis Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of June 30,
	2007	2006
ASSETS
Currents assets
Cash and cash equivalents	$187,261	$598,922
Accounts receivable, net of allowance for doubtful
accounts of $84,422 and $51,928, respectively	618,462	559,642
Receivables from related parties	181	29,900
Prepaid expenses and other current assets	231,587	145,854
Total current assets	1,037,491	1,334,318
Property and equipment, at cost, net of accumulated
depreciation of $430,760 and $359,790	211,282	69,829
Other assets
Security deposit - rent	34,179	13,874
Other long term assets	67,375	18,824
Option to purchase Syynx	673,750	-
	775,304	32,698
	$2,024,077	$1,436,845

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
Accounts payable trade	$409,931	$225,852
Accrued taxes and expenses	923,319	465,362
Other and deferred charges	9,646	-
Deferred revenue	238,681	167,529
Total current liabilities	1,581,577	858,743
Loan from shareholder	650,000	-
Stockholders' (deficiency) equity
Common stock, par value $0.001, authorized 277,713,000 shares,
59,818,728 shares issued and outstanding June 30, 2007;
authorized 30,857,143 shares, 13,270,099 issued and
oustanding June 30, 2006	59,819	30,857
Additional paid-in capital	14,525,340	7,794,978
Accumulated other comprehensive income	26,082	72,374
Accumulated deficit	(14,818,740)	(7,320,108)
	(207,499)	578,102
	$2,024,077	$1,436,845

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended June 30,
	2007	2006
Revenue
License Revenue	$367,650	$179,346
Service Revenue	410,661	374,849
Maintenance & Support Revenue	121,891	209,510
Hardware & Hosting Revenue	33,864	46,216
Total Revenue	934,066	809,921
Expenses
Cost of License Revenue	26,873	8,369
Cost of Service Revenue	223,509	354,937
Cost of Maintenance & Support Revenue	457,348	267,823
Cost of Hardware & Hosting Revenue	15,999	11,786
General & Administrative	3,119,253	1,114,818
Sales & Marketing	1,242,995	185,508
Research & Development	498,398	345,017
	5,584,375	2,288,258
Loss before interest income and income tax	(4,650,309)	(1,478,337)
Interest income	29,606	864
Loss before income tax expense	(4,620,703)	(1,477,473)
Income tax expense	-	(1,746,109)
NET LOSS	$(4,620,703)	$(3,223,582)
Basic and diluted common shares outstanding	58,039,205	13,270,099
Basic and diluted net loss per share	$(0.08)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.
Certain prior period amounts have been reclassified to conform with current period presentation.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements Of Comprehensive Loss

	Six Months Ended June 30,
	2007	2006
Net loss	$(4,620,703)	$(3,223,581)
Foreign currency translation adjustment	(46,293)	72,374
Comprehensive loss	$(4,666,996)	$(3,151,207)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,620,703)	$(3,223,581)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	27,516	(17,112)
Changes in operating assets and liabilities
Accounts Receivable	(82,890)	(270,471)
Allowance for bad debts	83,293	2,608
Stock option compensation expense	1,205,917	406,154
Prepaid expenses	223,850	(16,203)
Other receivables	79,711	(47,014)
Deferred tax assets	-	1,688,291
Accounts payable	(49,856)	137,609
Accrued expenses	99,359	(355,027)
Deferred revenue	(53,422)	164,160
Net cash (used in) provided by operating activities	(3,087,224)	(1,530,586)
Cash flows from investing activities
Acquisition of equipment	(104,666)	(19,403)
Net cash used in investing activities	(104,666)	(19,403)
Cash flows from financing activities
Loan from shareholder	650,000	-
Cash received on stock subscriptions	1,602,939	1,616,667
Net cash provided by financing activities	2,252,939	1,616,667
Net increase (decrease) in cash	(938,951)	66,678
Effect of exchange rate changes on cash	4,042	109,448
Cash and cash equivalents at beginning of period	1,122,170	442,796
Cash and cash equivalents at end of period	$187,261	$618,922
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$17,913	$864
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' (Deficiency) Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in-	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance - December 31, 2005	2,580,495	$162,533	$4,696,784	$(4,096,526)	$6,636	$769,427
Shares issued in private placement	1,720,000	114,079	2,564,152	-	-	2,678,231
Stock option compensation expense	-	-	406,154	-	-	406,154
Effect of foreign currency translation	-	-	-	-	(52,128)	(52,128)
Net loss for the six months ended June 30, 2006	-	-	-	(3,223,582)	-	(3,223,582)
Balance - June 30, 2006	4,300,495	276,612	7,667,090	(7,320,108)	(45,492)	578,102
Stock option compensation expense	-	-	786,336	-	-	786,336
Effect of foreign currency translation	-	-	-	-	(163,052)	(163,052)
Net loss for the six months ended December 31, 2006	-	-	-	(2,877,929)	-	(2,877,929)
Balance - December 31, 2006	4,300,495	276,612	8,453,426	(10,198,037)	(208,544)	(1,676,543)
Merger transaction and recapitalization	52,681,875	(219,629)	3,265,894	-	-	3,046,265
Shares issued in private placement	2,836,358	2,836	1,600,103	-	-	1,602,939
Stock option compensation expense	-	-	1,205,917	-	-	1,205,917
Effect of foreign currency translation	-	-	-	-	234,626	234,626
Net loss for the six months ended June 30, 2007	-	-	-	(4,620,703)	-	(4,620,703)
Balance - June 30, 2007	59,818,728	$59,819	$14,525,340	$(14,818,740)	$26,082	$(207,499)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial reporting and in accordance with Regulation S-X. The results of operations of Collexis Holdings, Inc. and its wholly-owned subsidiaries Collexis B.V. and Collexis, Inc. are included for all periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The company’s fiscal year end for financial reporting is June 30. The company’s fiscal year end for income tax reporting is December 31.

Fair Value of Financial Instruments

Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the company to disclose, when reasonably attainable, the fair market values of its assets and liabilities that are deemed to be financial instruments. The carrying amounts and estimated fair values of the company’s financial instruments approximate their fair value due to their short-term nature.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include: the valuation of shares issued for services or in connection with acquisitions; the valuation of fixed assets and intangibles and their estimated useful lives; the valuation of investments; contingencies; and litigation. The company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

The company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The company recognizes revenue from non-cancelable software licenses when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the percentage-of-completion method.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

The most commonly deferred elements are initial maintenance and consulting services. The company recognizes initial maintenance on a straight-line basis over the initial maintenance term. The company determines VSOE of maintenance by using a consistent percentage of maintenance fee to license fee based on renewal rates. The company recognizes maintenance fees in subsequent years on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The company determines VSOE of services by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means whereby the company makes the software available to the customer through the company’s secure FTP (File Transfer Protocol) site. The company does not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, the company assesses whether the fee is fixed and determinable, the company has performed the services and whether or not collection is probable. The company assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after the company’s normal payment terms, which are 30 to 90 days from invoice date, the fee is not considered fixed and determinable. In these cases, the company recognizes revenue as the fees become due.

The company assesses assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The company does not ask customers for collateral. If the company determines that collection of a fee is not probable, the company defers the fee and recognizes the revenue when collection becomes probable, which is generally when the company receives payment.

The company’s arrangements do not generally include acceptance clauses. If an arrangement includes an acceptance provision, however, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

The company bills the majority of its training and consulting services based on hourly rates. The company generally recognizes revenue as it performs these services. However, when an arrangement with a customer is based on a fixed fee or requires significant work either to alter the underlying software or to build additional complex interfaces to enable the software to perform as the customer requests, the company recognizes the related revenue using the percentage of completion method of accounting. The percentage of completion method of accounting applies to the company’s custom programming services, which are generally contracted on a fixed fee basis. The company charges anticipated losses, if any, to operations in the period that the company determines such losses are probable.

The company recognizes revenues from transaction fees associated with subscription arrangements, which are billable on a per transaction basis, based on the actual number of transactions processed during the period.

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” the company classifies reimbursements received for out-of-pocket expenses as revenue.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Foreign Currency Risk

The company has conducted significant sales activity through its subsidiary based in Geldermalsen, the Netherlands. The majority of the sales activity has occurred in the Netherlands and Germany. The company has experienced foreign exchange gains and losses to date without engaging in any hedging activities.

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

Cash and Cash Equivalents, and Marketable Securities

The company invests its excess cash in money market funds. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Loss per Common Share

Loss per share (“EPS”) is computed based on a weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the company. During the periods presented, the company had 19,251,120 options outstanding that could potentially dilute basic earnings per share in the future. These options were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

Allowance for Doubtful Accounts

The company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the company records a specific allowance against amounts due, and thereby reduces the net receivable to the amount management believes is probable of collection. For all other customers, the company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience. The company charges off receivables when the company becomes aware of circumstances indicating that the receivables are uncollectible. The Dutch tax authorities reimburse any VAT tax that the company previously paid on the uncollectible receivables.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. The company computes depreciation expense using the straight-line method over the estimated useful lives of the assets (five years for cars, furniture and fittings and three years for computers and software). The company amortizes leasehold improvements using the straight-line method over the lesser of the remaining term of the lease or its estimated useful life.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Property and equipment, net consists of:
	As of June 30,
Property and Equipment, at cost	2007	2006
Computers and software	418,318	306,092
Furniture and fittings	152,054	79,073
Website	30,161	22,561
Cars	23,510	21,894
Leasehold Improvements	17,999	-
	642,042	429,620
Less: Accumulated Depreciation and Amortization	430,760	359,790
Net Property and Equipment	$211,282	$69,830

Software Development Costs

The company’s policy is to charge the costs of software development to expense in the year in which the company incurs these costs. Generally, the company does not capitalize costs related to projects that reach technological feasibility upon completion of a working model. Given the general nature of the company’s current development of software products, the company uses the working model method to measure technological feasibility. Because the time between establishment of a working model and general availability is short, no costs qualify for capitalization. Software development costs aggregated approximately $498,000 and $345,000 for the years ended June 30, 2007 and 2006, respectively.

Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. If the company determines that the carrying values of specific long-lived assets are not recoverable, the company will record a charge to operations to reduce the carrying value of those assets to their fair values. The company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance sheet and credit risk concentrations. The company has no off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The company maintains its cash balances with one financial institution that appears to be adequately capitalized, and its accounts receivable credit risk is not concentrated within any geographic area. The company’s revenues are derived primarily from large organizations involved in healthcare, science and research. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the company’s operating results.

Major Customers

As of June 30, 2007, three customers represented 71% of total gross receivables. For the six months ended June 30, 2007, three customers represented 75% of total gross revenues and for the six months ended June 30, 2006, two customers represent approximately 79% of total revenues.

Stock-Based Compensation

On January 1, 2006, Collexis adopted SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the cost of employee services received in exchange for equity instruments awarded or liabilities incurred to be recognized in the financial statements. Under this method, compensation cost beginning January 1, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model.

The company began using the modified prospective transition method when it adopted SFAS 123R as of January 1, 2006. The company anticipates it will grant additional employee stock options and/or non-vested stock units in the future. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Had the company, however, elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148 and SFAS 123R, such costs would have been recognized ratably over the vesting period of the underlying instruments. However, the company’s net income (loss) and net income (loss) per common share would have changed to the pro-forma amounts indicated in the table below.

Year ended
December 31, 2005
Net loss as reported	$(727,950)
Deduct: Total stock based employee compensation expense
determined under fair value based method for all awards	(22,754)
Pro forma net loss	(750,704)
Net loss per common share
Basic and diluted - as reported	$(0.28)
Basic and diluted - pro forma	$(0.29)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. The company does not expect the adoption of the guidance to have a significant impact on the determination or reporting of its financial results.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial position, results of operations or cash flows.

Advertising Costs

The company expenses all advertising costs as incurred.

NOTE 2. ACCRUED EXPENSES AND AMOUNTS PAYABLE

	As of June 30,
	2007	2006
Invoices to be received	$455,054	$113,693
Wage tax and social security premiums	306,820	75,728
Staff expenses payable	69,822	49,503
Accrued general expenses	44,369	67,534
Board of directors	24,861	17,683
Commission payable to business partners	12,287	-
Administration fee payable	10,106	3,182
Management fee payable	-	87,843
Stock options buy off Syynx	-	50,196
	$923,319	$465,362

NOTE 3. LEASE OBLIGATIONS
The company leases office space, vehicles and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was approximately $139,785 and $97,382 for the six months ended June 30, 2007 and 2006, respectively.

The company is obligated under non-cancelable operating leases for real property, in Geldermalsen, Netherlands and Columbia, South Carolina. The Netherlands facility encompasses three separate leases, the original of which commenced on June 1, 2001 and is currently in its second extension period, effective through June 30, 2011, with a five-year renewal option. We occupy additional space at this location under two additional leases, the first of which expires on December 31, 2007 and the second of which commenced July 1, 2007 and expires on November 30, 2009, with a five-year renewal option. These leases contain annual escalations based on the consumer price index of the Netherlands. The lease for our facility in Columbia, South Carolina commenced October 1, 2006 and expires September 30, 2009.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Scheduled future minimum payments required for non-cancelable operating leases are as follows:

	Office Rent	Car Lease	Equipment	Total
2008	$149,746	$208,950	$2,892	$361,588
2009	142,672	181,772	4,958	329,402
2010	77,620	122,988	4,958	205,566
2011	46,683	60,156	2,066	108,905
2012	-	4,585	-	4,585
	$416,721	$578,451	$14,874	$1,010,046

NOTE 4. RELATED PARTY TRANSACTIONS

Two officers of the company invoiced management fees for the six months ended June 30, 2006 in the amount of $286,000. These amounts were payable under a management agreement they entered into with the company before they became officers. Upon their appointment as officers effective on the February 13, 2007 merger whereby Collexis B.V. became a wholly owned subsidiary of the company, each management agreement was cancelled, and no additional amounts were charged.

The company pays a consulting fee of $10,000 per month to its chairman, based on an oral consulting arrangement. As of June 30, 2007, the company owed $60,000 under this agreement.

The company received a total of $650,000 in loans from its largest shareholder for working capital purposes in June 2007. This loan did not bear any interest and was repaid in full upon the completion of the company’s private placement in July 2007 in which the company raised approximately $2,072,000.

NOTE 5. INCOME TAXES

As of June 30, 2006, the company had unused net operating loss carryforwards of $1,852,569, which may be applied against future taxable income and which expire beginning in 2011. At June 30, 2006, the deferred tax asset (representing the potential future tax savings) related to the carryforwards was as follows:

2006
Deferred Tax Asset	$1,852,569
Less: Valuation Allowance	(1,852,569)
Net Deferred Tax Asset	$-

As a result of the uncertainty that net operating loss carryforwards will be able to be utilized against taxable income in either the Netherlands or the United States in the foreseeable future, the company provided for a full valuation allowance during fiscal year 2006.

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6. STOCKHOLDERS’ EQUITY

Collexis Stock Options

Collexis considers stock options to be a powerful and strategic instrument for stimulating, committing and rewarding key contributors to Collexis. The company may grant statutory and non-statutory options to purchase shares of common stock. 153,000 shares are reserved for options to be issued to employees.

A summary of our stock option activity is set forth below:

	Number Of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2004	950,000	$.124 - .165	$0.156
Granted	360,000	$0.10	$0.10
Exercised	-	-	-
Cancelled	(750,000)	$0.165	$0.165

Balance, December 31, 2005	560,000	$.10 - .118	$0.106
Granted	12,921,120	$.10 - .75	$0.24
Exercised	-	-	-
Cancelled	(300,000)	$.10 - .118	$0.112

Balance, December 31, 2006	13,181,120	$.10 - .75	$0.23
Granted	4,020,000	$0.75	$0.75
Exercised	-	-	-
Cancelled	(50,000)	$0.30	$0.35

Balance, June 30, 2007	17,151,120	$.10 - .75	$0.35

Exercisable, June 30, 2007	$7,577,332	$.10 - .75	$0.36

The following table summarizes additional information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10	10,075,000	1.59	$0.10	4,215,387	$0.10
$0.30	125,000	2.27	$0.30	24,996	$0.30
$0.3875	516,120	4.03	$0.3875	516,120	$0.3875
$0.75	6,435,000	3.27	$0.75	2,820,829	$0.75
	17,151,120	2.30	$0.35	7,577,332	$0.36

COLLEXIS HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. OPERATING SEGMENTS

The company sells to companies within the Netherlands, the rest of the European Union and the United States. The company’s operating activities consist of a single segment. The following is a summary of operations within geographic areas, classified by the company’s country of domicile and by foreign counties:

	Six Months Ended June 30,
	2007	2006
Revenues from sales to unaffiliated
customers from continuing operations:
United States	$250,834	$-
Netherlands	$683,232	$809,921
	$934,066	$809,921

Property and Equipment, net
United States	$82,336	$24,741
Netherlands	$128,946	$45,088
	$211,282	$69,829

NOTE 8. CONTINGENCIES

The company has not been involved in litigation in its normal course of business.

NOTE 9. OPTION TO PURCHASE SYYNX WEBSOLUTIONS

On October 9, 2006, the shareholders of SyynX WebSolutions GmbH (“SyynX”), a German corporation, granted to the Company, in exchange for 500,000 euros (approximately $700,000USD), the right to demand, for a two year period ending October, 2008, that these shareholders sell their shares in SyynX to the Company for a purchase price of 5,000,000 euros (approximately $7.0 million USD). The amounts paid can be used as a reduction of the purchase price if and when the company exercises the option. Additionally, if the merger is consummated, the company will grant 2.1 million options to purchase shares of the company’s stock to certain shareholders and employees of SyynX at an exercise price of $0.75 per share.

NOTE 10. SUBSEQUENT EVENTS

In July 2007, we sold 2,762,550 shares of our common stock in a private offering for total gross consideration of $2,071,912.50. In addition, in September 2007 in another private offering, we sold 979,964 shares of our common stock for total gross proceeds of $734,973. In connection with the second offering, we paid a $58,898, or 8%, placement agent fee to Northeast Securities, Inc. (plus reimbursement of $7,500 of expenses), and we also granted Northeast a five-year warrant to purchase 97,964 shares of common stock at an exercise price of $0.75 per share. In addition, subscription agreements and funds for a total of 3,573,213 shares at a purchase price of $0.75 per share, or $2,679,910 in total, are now in escrow in connection with another private offering. We expect to accept these subscriptions in the near future.

Audited Financial Statements of Collexis B.V.

The audited financial statements of Collexis B.V. included in this Transition Report on Form 10-KSB are as follows:

F-17	Report of Independent Public Accounting Firm

F-18	Consolidated Balance Sheets as of December 31, 2006 and 2005

F-19	Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

F-20	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2006 and 2005

F-21	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

F-20	Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005

F-22	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Collexis B.V. and Subsidiaries

We have audited the accompanying balance sheets of Collexis B.V. and subsidiaries ("the Company") as of December 31, 2006 and 2005 and the related statements of operations, shareholders' (deficiency) equity, comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 10, during July and September 2007, the Company sold approximately 3.7 million of its common stock in private offerings, for a total of approximately $2.8 million. In addition there are approximately $2.7 million in escrow in connection with subscription agreements for approximately 3.6 million shares.

/s/ Bernstein & Pinchuk LLP
New York, New York
September 28, 2007

Collexis B.V. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Currents assets
Cash and cash equivalents	$1,122,170	$442,796
Accounts receivable, net of allowance for doubtful accounts of $82,530 and $51,514, respectively	436,066	267,333
Receivables from related parties	44,996	55,896
Deferred tax asset	-	1,606,615
Prepaid expenses and other current assets	385,305	66,841
Total current assets	1,988,537	2,439,481
Property and equipment, at cost, net of accumulated depreciation of $394,154 and $323,081, respectively	132,713	31,209
Other assets
Security deposit - rent	28,455	13,093
Other long term assets	78,653	-
Option to purchase Syynx	658,650	-
	765,758	13,093
	$2,887,008	$2,483,783

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
Accounts payable trade	$451,731	$81,962
Accrued taxes and expenses	815,542	610,576
Deferred revenue	287,848	171,376
Total current liabilities	1,555,121	863,914
Other liability - common stock to be issued	3,008,430	850,442
Stockholders' (deficiency) equity
Common stock, par value $0.06, authorized 10,000,000 shares, 4,300,495 shares issued and outstanding at December 31, 2006; 2,580,495 shares issued and outstanding at December 31, 2005	276,612	162,533
Additional paid-in capital	8,453,426	4,696,784
Accumulated other comprehensive income	(208,544)	6,636
Accumulated deficit	(10,198,037)	(4,096,526)
	(1,676,543)	769,427
	$2,887,008	$2,483,783

The accompanying notes are an integral part of these consolidated financial statements.

Collexis B.V. and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Revenue
Services	$1,027,592	$777,741
Licenses	225,223	242,437
Maintenance and support	376,069	275,179
Hardware and hosting	54,972	74,133
Total Revenue	1,683,856	1,369,490
Operating Expenses
Services	655,821	212,187
Licenses	9,298	85,413
Hardware and hostng	23,613	31,532
Cost of maintenance and support	577,906	200,969
Commissions	63,642	331,408
Selling and marketing	150,976	19,453
General and administrative	3,885,870	886,771
Research and development	744,859	512,764
	6,111,985	2,280,497
Loss before other income and income taxes	(4,428,129)	(911,007)
Interest income	31,092	6,668
Loss before income taxes	(4,397,037)	(904,339)
Income tax benefit (expense)	(1,704,474)	176,389
NET LOSS	$(6,101,511)	$(727,950)
Basic and diluted common shares outstanding	4,239,235	2,580,495
Basic and diluted net loss per share	$(1.44)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Certain prior year amounts have been reclassified to conform with current year presentation.

Collexis B.V. and Subsidiaries
Consolidated Statements Of Comprehensive Loss
for the years ended December 31,

	2006	2005
Net loss	$(6,101,511)	$(727,950)
Foreign currency translation adjustment	(201,908)	(180,517)
Comprehensive Loss	$(6,303,419)	$(908,467)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis B.V. and Subsidiaries
Consolidated Statement of Stockholders' (Deficiency) Equity

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance - December 31, 2004	2,580,495	$162,533	$4,785,734	$(3,368,576)	$187,153	$1,766,844
Cancelled stock subscription	-	-	(88,950)	-	-	(88,950)
Effect of foreign currency translation	-	-	-	-	(180,517)
Net loss for the period ended December 31, 2005	-	-	-	(727,950)	-	(727,950)

Balance - December 31, 2005	2,580,495	162,533	4,696,784	(4,096,526)	6,636	769,427
Shares issued in private placement	1,720,000	114,079	2,564,152	-	-	2,678,231
Effect of foreign currency translation	-	-	-	-	(215,180)	(215,180)
Stock option compensation expense	-	-	1,192,490	-	-	1,192,490
Net loss for the period ended December 31, 2006	-	-	-	(6,101,511)	-	(6,101,511)

Balance - December 31, 2006	4,300,495	$276,612	$8,453,426	$(10,198,037)	$(208,544)	$(1,676,543)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis B.V. and Subisidaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,101,511)	$(727,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	150,974	24,856
Changes in operating assets and liabilities
Accounts Receivable	(263,317)	212,743
Allowance for bad debts	-	(759)
Prepaid expenses	(267,726)	12,621
Other receivables	(118,587)	(24,935)
Deferred tax assets	1,787,193	(176,380)
Stock option compensation expense	1,192,490	-
Accounts payable	360,559	(192,483)
Accrued expenses	(54,480)	105,559
Deferred revenue	287,848	(363,559)
Net cash (used in) provided by operating activities	(3,026,557)	(1,130,287)
Cash flows from investing activities
Acquisition of equipment	(256,058)	(20,367)
Option to purchase Synnx	(658,650)	-
Net cash used in investing activities	(914,708)	(20,367)
Cash flows from financing activities
Cash received on sale of stock	1,732,202	(88,950)
Cash received on stock subscriptions	3,008,430	850,442
Net cash provided by financing activities	4,740,632	761,492
Net increase (decrease) in cash	799,367	(389,162)
Effect of exchange rate changes on cash	(119,993)	(48,914)
Cash and cash equivalents at beginning of period	442,796	880,872
Cash and cash equivalents at end of period	$1,122,170	$442,796
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$31,092	$535
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	OPERATIONS, BUSINESS CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Collexis B.V. (the “Company”) was incorporated under Dutch laws in August 1998. Through that date, the Company’s principal purpose was to develop market and implement information technology. The Company also offers consulting, implementation, training, technical support, subscription and maintenance services in support of its customers’ use of its software products.

On June 21, 2001, the capital stock of the Company was changed into 10,000,000 shares of € 0.05 each. As at December 31, 2005, 2,580,495 shares were issued. On January 13th 2006 another 1,720,000 shares were issued in exchange for an obligation to pay $ 2,500,000.

On October 1, 2000, Collexis Healthcare B.V. and Collexis Publishing B.V. were incorporated under Dutch law. Collexis Inc. was incorporated under the provisions and subject to the requirements of the Delaware General Corporation Law on September 23, 2005. The Dutch subsidiaries did not commence activities. The Company generated net losses of $6,101,511 and $ 727,950 for the periods ended December 31, 2006 and 2005, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries located in The Netherlands and in the United States. All intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), and Statement of Position 98-9, ‘‘Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.’’ Revenue from non-cancelable software licenses is recognized when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (‘‘VSOE’’) related to the undelivered elements and recognizes revenue on the delivered elements using the percentage-of-completion method.

The most commonly deferred elements are initial maintenance and consulting services. Initial maintenance is recognized on a straight-line basis over the initial maintenance term. The VSOE of maintenance is determined by using a consistent percentage of maintenance to license fee based on renewal rates. Maintenance fees in subsequent years are recognized on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The VSOE of services is determined by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

Revenues from transaction fees associated with subscription arrangements, billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, are recognized based on the actual number of transactions processed during the period.

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” reimbursements received for out-of-pocket expenses incurred are classified as services revenue in the Consolidated Statements of Operations.

Use of Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Some of the significant estimates involve allowance for doubtful accounts, recoverability of capitalized software development costs, accrued expenses, provision for income taxes in foreign jurisdictions, assessment of contingencies, revenue recognition, valuation of deferred tax assets, and pro forma compensation expense pursuant to SFAS No. 123.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents and Restricted Cash

Cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months. At December 31, 2006 and 2005, there was no restricted cash.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net receivable to the amount management believes is probable of collection. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience. The Company charges off receivables in cases where the Company is aware of circumstances that these are uncollectible. Any VAT tax paid is then reimbursed by the Dutch tax authorities.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets (five years for cars, furniture and fittings and three years for computers and software). Leasehold improvements are amortized using the straight-line method over the lesser of the remaining term of the lease or their estimated useful lives.

Property and equipment, net consists of:

	Years ended December 31,
	2006	2005
Property and equipment, at cost
Cars	$22,983	$20,661
Furniture and fittings	102,149	66,110
Website	22,561	-
Leasehold improvements	14,365	-
Computers and software	364,809	267,519
	526,867	354,290
Less: accumulated depreciation	394,154	323,081
Net property and equipment	$132,713	$31,209

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

Software Development Costs

The Company’s policy is to charge the costs of software development to expense in the year in which these costs occurred. Generally, costs related to projects that reach technological feasibility upon completion of a working model are not capitalized the time between establishment of the working model and general availability is of short duration. The nature of the Company’s current development for software products is generally such that it can measure technological feasibility most effectively using the working model method where the time between establishment of a working model and general availability is of short duration, which results in no costs that qualify for capitalization.

Research and Development

The Company incurred research and development expenditures of approximately $740,000 in the year ended December 31, 2006 and $510,000 in the year ended December 31, 2005, consisting of internal research and development expenditures, as well as expenditures related to research and development that we outsourced to SyynX.

Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows.

Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

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

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the cash balances with one financial institution that appears to be adequately capitalized and its accounts receivable credit risk is not concentrated within any geographic area. The Company’s revenues are concentrated in large organizations related to healthcare, science and knowledge institutes, which are not very competitive and not rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2006, three customers represented approximately 77% of total gross receivables. For the year ended December 31, 2006, 2 customers represented approximately 75 % of total gross revenues and for the year ended December 31, 2005 one customer represents approximately 60% total revenues.

Foreign Currency Translation

The functional currency for the company and its subsidiaries is the local currency (the Euro). The results of operations for these companies are translated (FAS 52) from local currencies into U.S. dollars using the average exchange rates during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders’ deficit. Intercompany loans are denominated in Euros.

Stock-Based Compensation

FASB Statement No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”) provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. However, it allows an entity to continue to measure compensation cost for stock instruments granted to employees using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (‘‘APB 25’’), “Accounting for Stock Issued to Employees,” provided it discloses the effect of SFAS 123, as amended by SFAS 148, in the footnotes to the financial statements. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and non-vested stock grants, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than January 1, 2006. Through December 31, 2005, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

On December 1, 2005, the Company granted 36,000 stock options shares of non-vested stock, to a certain employee with a vesting term of one year subject to acceleration in accordance with the grant stipulations. The fair value of the non-vested granted stock options on the date of grant was $ 22,754. For the twelve months ended December 31, 2005, the Company has not recognized compensation expenses related to non-vested stock options awards.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

In December 2005, the granting of 75,000 stock options to a certain third party was cancelled and the Company has paid off the related reimbursement of $118,420 in 2006.

The Company is using the modified prospective transition method when it adopted SFAS 123R beginning January 1, 2006. The company anticipates it will grant additional employee stock options and/or non-vested stock units in the future. The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Had the Company, however, elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS 123, as amended by SFAS 148 and SFAS 123R, such costs would have been recognized ratably over the vesting period of the underlying instruments. However, the Company’s net income (loss) and net income (loss) per common share would have changed to the pro-forma amounts indicated in the table below.

Year ended December 31, 2005
Net loss as reported	$(727,950)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(22,754)
Pro forma net loss	(750,704)
Net loss per common share
Basic and diluted - as reported	$(0.28)
Basic and diluted - pro forma	$(0.29)

Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other current liabilities and debt reported in the consolidated balance sheets equal or approximate fair values.

Deferred Revenue

Deferred revenues primarily relate to customer software maintenance agreements that have been invoiced to customers prior to the performance of those services and, to a lesser extent, prepaid consulting and deferred license fees.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. ACCRUED TAX EXPENSES AND AMOUNTS PAYABLE

	As of December 31,
	2006	2005
Commission payable to business partner	$110,809	$177,630
Invoices to be received	48,218	161,383
Stock options buy off	-	143,090
Staff expenses	104,432	45,471
Auditor's fee	13,173	29,605
Accrued general expenses	46,813	20,595
Administration and advice	3,574	16,875
Board of directors	20,352	15,927
Stock option Syynx payable	263,460	-
WBSO Subsidy repayable	169,419	-
Wage tax and social security premiums	35,292	-
	$815,542	$610,576

NOTE 3. LEASE OBLIGATIONS

The Company leases office space, vehicles and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $ 148,588 and $ 144,344 for the periods ended December 31, 2006 and 2005, respectively.

The Company is obligated under two operating leases for real property. The first lease was for the period June 1, 2001 to May 31, 2004 and it included two extensions, the first for two years to May 31, 2006 and the second for 5 years to May 31, 2011, both of which were exercised. This lease contains annual escalations based on the consumer price index of the Netherlands. The second lease is for additional space for a period of one year from January 1 to December 31, 2007.

Scheduled future minimum payments required for non-cancelable operating leases are as follows

	Office rent	Car leases	Computer	Total
2007	$56,724	$107,153	$1,094	$164,971
2008	43,336	81,367	-	124,703
2009	43,336	55,091	-	98,427
2010	43,336	3,887	-	47,223
2011	18,057	-	-	18,057
	$204,789	$247,498	$1,094	$453,381

The Company has entered into a lease for office space in Columbia, South Carolina expiring September 30, 2009. Minimum future rentals under this lease as of December 31, 2006 were as follows:

Years ended December 31,
2007	$53,760
2008	56,672
2009	43,296
$153,728

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

NOTE 4. RELATED PARTY TRANSACTIONS

Two stockholders of the Company have invoiced management fees for the years ended December 31, 2006 and 2005 respectively, in the amount of $527,646 and $398,368 respectively, in accordance with executed management agreements. The amount receivable from these stockholders was $44,819 and $16,264 as at December 31, 2006 and 2005, respectively. These receivables bear an interest at 3.5% per annum.

In December 2005, the granting of 75,000 stock options to SyynX WebSolutions GmbH, was cancelled, and the Company has paid off the related reimbursement for the amount of $ 118,420 in 2006.

NOTE 5. INCOME TAXES

The Company’s deferred tax assets consist exclusively of net operating loss carry forwards. At December 31, 2005, the Company had Dutch net operating loss carry-forwards of $4,483,478 which are available to offset future Dutch taxable income, if any, and which does not expire.

As of December 31, 2006 and 2005, the company had deferred tax assets, principally based on net operating loss carryforwards of $2,052,298 and $1,606,615, respectively, which may be applied against future taxable income and which expire beginning in 2011. At December 31, 2006 and 2005, the deferred tax assets (representing the potential future tax savings) related to the carryforwards were as follows:

	2006	2005
Deferred Tax Asset	$2,052,298	$1,606,615
Less: Valuation Allowance	(2,052,298)	-
Net Deferred Tax Asset	$-	$1,606,615

As a result of the uncertainty that net operating loss carryforwards will be able to be utilized against taxable income in either the Netherlands or the United States in the foreseeable future, the company has provided for a full valuation allowance during fiscal year 2006.

NOTE 6. STOCKHOLDERS’ EQUITY

Subscribed Stock

On January 30, 2006, 1,720,000 shares were issued for $ 2,500,000 to a new stockholder who in 2005 already had paid $ 850,442. This prepayment was based on an investment agreement, which was agreed on August 31, 2005. Before the end of June 2006, the Company received the remaining payments.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2006, subscriptions of $3,008,430 were received from new stockholders, which was classified as other liabilities in the December 31, 2006 financial statements.

Stock Options

Collexis Stock Option Plan

Collexis considers a stock option plan as a powerful and strategic instrument for binding, stimulating, committing and awarding important key players to Collexis. Therefore, a Stock Option Plan has been developed consisting of:

•	a wide range of long term call option provided to key people, summarized in a Collexis Stock Option Detail Table.

•	a set of documents in which the legal rules, regulations and conditions are described, together forming the Collexis Option Agreement.

Collexis has developed a procedure to appoint, approve and control all stock options and to guarantee that the individual Call Option Agreements are always signed and filed and that the Collexis Stock Option Detail Table will continuously be kept up to date.

The Company may grant statutory and non-statutory options to purchase shares of Common Stock. A total of 153,000 shares are reserved as Collexis Pool for employees.

A summary of stock option activity under the plan is as follows:

	Number of shares	Exercise Price Per Share	Weigthed Average Exercise Price
Balance, December 31, 2004	95,000	$1.24 - 1.65	$1.56
Granted	36,000	$1.00	$1.00
Exercised	-	-	-
Cancelled	(75,000)	$1.65	$1.65
Balance, December 31, 2005	56,000	$1.00 - $ 1.18	$1.06
Granted	1,292,112	$1.00 - $ 7.50	$2.40
Exercised	-	-	-
Cancelled	(30,000)	$1.00 - $ 1.18	$1.10
Balance, December 31, 2006	1,318,112	$1.00 - $ 7.50	$2.30

Exercisable at December 31, 2006	396,401	$1.00 - $ 7.50	$2.90

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

The following table summarize additional information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number Of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,007,500	2.08	$1.00	253,623	$1.00
$3.00	17,500	2.70	$3.00	834	$3.00
$3.88	51,612	4.52	$3.88	51,613	$3.88
$7.50	241,500	3.47	$7.50	90,331	$7.50
	1,318,112	2.44	$2.30	396,401	$2.90

NOTE 7. OPERATING SEGMENTS

The Company sells to profit and nonprofit companies within The Netherlands, European Union and United States. The Company’s operating activities consist of a single segment.

NOTE 8. CONTINGENCIES

The Company has not been involved in disputes and/or litigation encountered in its normal course of business. The Company does not expect proceedings that will have a material adverse effect on the Company’s business, consolidated financial condition, results of operations or cash flows.

NOTE 9. OPTION TO PURCHASE SYYNX WEBSOLUTIONS
On October 9, 2006, the stockholders of SyynX WebSolutions GmbH (“SyynX”), a German corporation, granted to the Company, in exchange for 500,000 euros (approximately $700,000USD), the right to demand, for a two year period ending October, 2008, that these stockholders sell their shares in SyynX to the Company for a purchase price of 5,000,000 euros (approximately $7.0 million USD). The amounts paid can be used as a reduction of the purchase price if and when the company exercises the option. Additionally, if the merger is consummated, the Company will grant 210,000 options to purchase shares of the Company’s stock to certain shareholders and employees of SyynX at an exercise price of $7.50 per share.

NOTE 10. SUBSEQUENT EVENTS

On February 13, 2007, the stockholders of the Company agreed to transfer their shares in the Company in exchange for 3,000 par value $ .001 for the shares of Collexis Holdings, Inc.

In connection with the completion of the merger on February 14, 2007, the Company issued 46,182,370 shares of Common Stock in exchange for the common stock of Collexis Delaware. This includes 3,284,090 shares of Common Stock issued in exchange for shares of our common shares that had been sold in a private placement in October 2006 for the post-merger equivalent of $.75 per share of Common Stock. On the same date, the Company completed the private sale of 2,836,358 shares of its Common Stock for $.75 per share.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William D. Kirkland, as of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because of the following:

•
We failed to prepare and report within the time periods specified in the rules and forms of the SEC a Current Report on Form 8-K describing a series of loans totaling $650,000 that we obtained in June 2007 from Margie Chassman, who owns 48.8% of our common stock. We repaid this loan in full on July 31, 2007. We filed that Form 8-K report on September 28, 2007.

•	We failed to prepare and timely file a Current Report on Form 8-K describing the appointment of four new directors in July 2007. We filed that Form 8-K report on September 28, 2007.

•	We have also determined, that the following financial statements should no longer be relied upon because of errors in those financial statements:

•	the unaudited financial statements of Collexis B.V. for the nine months ended September 30, 2006 included in a Current Report on Form 8-K dated February 14, 2007; and

•
the unaudited financial statements of Collexis Holdings, Inc. for the three and nine months ended March 31, 2007 included in the Quarterly Report on Form 10-QSB of Collexis for the periods ended March 31, 2007.

In each case, these financial statements did not properly reflect the application of FASB No. 123R and improperly reflected a deferred tax asset.

We believe that our failure to prepare and file the reports described above with the SEC accurately and within the time periods specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures. We are in the process of improving our disclosure controls and procedures and are implementing other remediation measures that include the following:

•
We hired experts from The Intersect CFO, LLC to strengthen our disclosure controls and procedures, under the supervision of Scott R. Meyerhoff. Mr. Meyerhoff is one of the founding partners of The Intersect CFO, LLC. Mr. Meyerhoff was executive vice president and chief financial officer of Infor Global Solutions, Inc., a global provider of enterprise software solutions, from April 2004 until May 2005 and served as chief financial officer for InterCept, Inc. from January 1998 until March 2004. Mr. Meyerhoff is a certified public accountant and has extensive experience in accounting for mergers and acquisitions.

•	We have hired new corporate counsel to assist us in the preparation, review and filing of required SEC documents to strengthen our disclosure controls and procedures.

•	We are in the process of hiring a new chief financial officer.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 is hereby incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 is hereby incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 12 is hereby incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders.

ITEM 13. EXHIBITS.

2.1
Agreement and Plan of Merger, dated February 13, 2007, by and between Technology Holdings, Inc. and Collexis Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2007).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 7, 2006).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed on February 7, 2006).

3.3	Certificate of Change, dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2007).

3.4	Articles of Merger, dated February 14, 2007.

10.1
Employment Agreement, dated January 5, 2006, by and between Collexis BV, Collexis, Inc., and William Kirkland, as amended by the First Amendment dated February 12, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2007).

10.2	Employment Agreement, dated February 14, 2007, of Peter Van Praag (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 14, 2007).

10.3	Employment Agreement, dated February 14, 2007, of Henk J. Buurman (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 14, 2007).

10.4
Amended and Restated Employment Agreement, dated April 2006, by and between Collexis BV, Collexis, Inc., and Stephen A. Leicht (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 14, 2007).

10.5	Form of Collexis Option Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 14, 2007).

10.6	Option Agreement, dated October 9, 2006, between SyynX WebSolutions GmbH, Collexis B.V. and certain other persons.

10.7	Summary of Consulting Arrangement between Collexis Holdings, Inc. and Mark S. Germain.

10.8	Consulting Arrangement between Collexis Holdings, Inc. and John Regazzi.

10.9	Form of Collexis Holdings, Inc. Nonqualified Stock Option Agreement, by and between Collexis Holding, Inc. and certain directors.

10.10	Collexis Holdings, Inc. Nonqualified Stock Option Agreement, dated June 25, 2007, by and between Collexis Holding, Inc. and Mark Germain.

10.11	Collexis Holdings, Inc. Nonqualified Stock Option Agreement, dated April 1, 2007, by and between Collexis Holdings, Inc. and Darrell Gunter.

10.12	Collexis Support & Maintenance Agreement, dated June 22, 2007, by and between Collexis, Inc. and the National Institutes of Health.

10.13	Collexis License Agreement, dated June 22, 2007, by and between Collexis, Inc. and the National Institutes of Health.

14.1	Collexis Holdings, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on March 30, 2007).

16.1	Letter on Change of Accountant, dated February 20, 2006 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on February 21, 2006).

16.2	Letter on Change of Accountant, dated May 24, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K/A filed on May 25, 2007).

21.1	Subsidiaries of Collexis Holdings, Inc.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer. (This certification does not apply to the financial statements of Collexis B.V. included in this transition report on Form 10-KSB.)

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer. (This certification does not apply to the financial statements of Collexis B.V. included in this transition report on Form 10-KSB.)

32.1	Section 1350 Certifications. (These certifications do not apply to the financial statements of Collexis B.V. included in this transition report on Form 10-KSB.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is hereby incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEXIS HOLDINGS, INC.

Dated: October 15, 2007	By:	/s/ William D. Kirkland
William D. Kirkland Principal Executive Officer Principal Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William D. Kirkland, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this transition report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Kirkland William D. Kirkland	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director	October 15, 2007

/s/ Mark Auerbach Mark Auerbach	Director	October 15, 2007

/s/ Frank C. Carlucci Frank C. Carlucci	Director	October 15, 2007

/s/ Mark S. Germain Mark S. Germain	Director	October 15, 2007

/s/ John D. Macomber John D. Macomber	Director	October 15, 2007

/s/ John Regazzi John Regazzi	Director	October 15, 2007

/s/ Peter Van Praag Peter Van Praag	Director	October 15, 2007