Form 10QSB/A
period 2007-03-31
Collexis Holdings, Inc.
filed 2007-10-25
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB/A
Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File No. 001-33495

COLLEXIS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0987069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1201 Main Street, Suite 980
Columbia, SC 29201
(Address of principal executive offices)

(803) 727-1113
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes  ☐   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of outstanding shares of the registrant’s common stock on October 12, 2007 was 63,561,210.

Transitional Small Business Disclosure Format (Check one): ).  ☐  Yes  ☒  No

COLLEXIS HOLDINGS, INC.
Form 10-QSB/A
Amendment No. 1
For the Quarter Ended March 31, 2007

EXPLANATORY NOTE

Technology Holdings, Inc., which subsequently changed its name to Collexis Holdings, Inc. (the registrant), filed a Current Report on Form 8-K with the SEC on February 14, 2007 to report the reverse merger whereby Collexis B.V., an operating company, became a wholly owned subsidiary of Technology Holdings, Inc., a reporting shell company. On October 11, 2007, we concluded that the unaudited financial statements of Collexis Holdings, Inc. for the three and nine months ended March 31, 2007 included in our Quarterly Report on Form 10-QSB of Collexis for the periods ended March 31, 2007 should no longer be relied upon because these financial statements did not properly reflect the application of FASB No. 123R and improperly reflected a deferred tax asset. The application of FASB No. 123R was not possible at the time of filing the financial statements because the books and records of Collexis B.V related to stock option activity necessary to determine the appropriate expense for the relevant periods were incomplete. We are removing the deferred tax asset in the unaudited financial statements of Collexis Holdings for the three and nine months ended March 31, 2007 because we have determined that the asset is not guaranteed based on future profits. We filed a Current Report on Form 8-K on October 16, 2007 to report that we had reached this conclusion.

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three and nine months ended March 31, 2007 amends only the items listed below.  With respect to each item, we are amending the quarterly report to delete the disclosure under that item contained in our Quarterly Report on Form 10-QSB, as amended, and to replace it in its entirety with the disclosure contained in this amendment. The financial statements included in this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three and nine months ended March 31, 2007 and March 31, 2006 restate the financial statements included in our initial Quarterly Report on Form 10-QSB for the three and nine months ended March 31, 2007 and March 31, 2006.

Table of Contents
		Page No.

Part I - Financial Information		4

Item 1	Financial Statements	4

Item 2	Management’s Discussion and Analysis or Plan of Operation	14

Item 3A (T)	Controls and Procedures	16

Item 6	Exhibits	17

Signatures		18

Ex-31 Section 302 Certification of CEO and CFO
Ex-32 Section 906 Certification of CEO and CFO

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the caption “Management’s Discussion and Analysis or Plan of Operation” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;
•	economic, competitive, business and other conditions in our local and regional markets;
•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in our industry;
•	changes in our business and growth strategy, capital improvements or development plans;
•	the availability of additional capital to support development; and
•	other factors discussed under the section entitled “Risk Factors” in our transition report on Form 10-KSB filed with the SEC or elsewhere in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB/A are as follows:

5	Consolidated Balance Sheet as of March 31, 2007
6	Consolidated Statement of Operations for the three and nine months ended March 31, 2007 and 2006
7	Consolidated Statement of Comprehensive Loss for the nine months ended March 31, 2007 and 2006
8	Consolidated Statement of Cash Flows for the three and nine months ended March 31, 2007
9	Notes to Consolidated Financial Statements

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

Collexis Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

March 31,
2007

ASSETS
Currents assets
Cash and cash equivalents	$1,533,755
Accounts receivable, net of allowance for doubtful accounts of $84,088	372,421
Receivables from related parties	38,701
Prepaid expenses and other current assets	530,621
Total current assets	2,475,498
Property and equipment, at cost, net of accumulated depreciation of $416,338	140,349
Other assets
Security deposit - rent	28,782
Other long term assets	79477
Option to purchase SyynX (note 3)	938,000
1,046,259
$3,662,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable trade	$333,372
Accrued taxes and expenses	858,530
Deferred revenue	288,749
Total current liabilities	1,480,651
Stockholders’ equity
Common stock, par value $0.001; authorized 277,713,000 shares; 59,818,728 shares issued
and outstanding for the period ending March 31, 2007	59,819
Additional paid-in capital	13,686,392
Accumulated other comprehensive income	(93,627)
Accumulated deficit	(11,471,129)
2,181,455
$3,662,106

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue
Sales	$578,555	$626,024	$1,586,538	$1,044,425
Cost of sales	273,613	184,101	835,023	557,250
Gross profit	304,942	441,923	751,515	487,175
Expenses
General and administrative	1,992,779	729,660	4,817,122	1,667,905
Sales and marketing	66,882	31,104	203,531	39,002
Depreciation	15,501	7,005	33,778	19,609
	2,075,162	767,769	5,054,431	1,726,516
Loss before other income and income tax expense	(1,770,220)	(325,846)	(4,302,916)	(1,239,341)
Interest income	3,975	441	34,627	7,140
Loss before income tax expense	(1,766,245)	(325,405)	(4,268,289)	(1,232,200)
Income tax expense	-	(1,595,529)	-	(1,369,237)
NET LOSS	$(1,766,245)	$(1,920,933)	$(4,268,289)	$(2,601,437)
Basic and diluted common shares outstanding	58,400,549	23,142,857	57,448,195	23,142,857
Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.07)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Loss
for the nine months ended March 31,
(Unaudited)

	2007	2006
Net loss	$(4,268,289)	$(2,601,437)
Foreign currency translation adjustment	93,627	(26,785)
Comprehensive	$(4,174,662)	$(2,628,222)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,268,289)	$(2,601,437)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	33,778	19,875
Changes in operating assets and liabilities:
Accounts receivable	659,096	(107,917)
Allowance for bad debts	32,160	(7,961)
Stock option compensation expense	874,489	22,902
Prepaid expenses	(442,673)	4,378
Other receivables	(26,955)	(285,913)
Deferred tax assets	-	1,465,274
Other and deferred charges	(504,035)	3,765
Accounts payable	107,518	29,950
Accrued expenses	386,145	(61,160)
Deferred revenue	121,220	(15,232)
Net cash (used in) provided by operating activities	(3,027,546)	(1,533,475)
Cash flows from investing activities
Acquisition of equipment	(102,244)	3,460
Option to purchase Syynx	(937,510)	-
Net cash used in investing activities	(1,039,754)	3,460
Cash flows from financing activities
Cash received on subscribed stock	4,898,263	2,089,966
Net cash provided by financing activities	4,898,263	2,089,966
Net increase (decrease) in cash	830,963	559,951
Effect of exchange rate changes on cash	(146,180)	(197,938)
Cash and cash equivalents at beginning of period	848,972	189,846
Cash and cash equivalents at end of period	$1,533,755	$551,859
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$38,730	$3,358
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Collexis Holdings, Inc., sometimes referred to as Collexis in these Notes, is a global software development company formed in the Netherlands with worldwide headquarters in Columbia, South Carolina. Collexis develops software that supports the knowledge intensive market-building tools to search and mine large sets of information. The Collexis Engine 6.0 software enables discovery through identification, ordering and aggregation of ideas and concepts. Using public as well as proprietary thesauri of industry specific language, Collexis can create “fingerprints” of texts - such as articles, web pages, books and internal and external databases - that can be used in turn to find the most relevant information for a researcher or business professional.

Technology Holdings, Inc., which subsequently changed its name to Collexis Holdings, Inc. (the registrant), filed a Current Report on Form 8-K with the SEC on February 14, 2007 to report the reverse merger whereby Collexis B.V., an operating company, became a wholly owned subsidiary of Technology Holdings, Inc., a reporting shell company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial reporting and in accordance with Regulation S-X. The results of operations of Collexis Holdings, Inc. and its wholly-owned subsidiaries, Collexis B.V. and Collexis, Inc., are included for all periods presented.

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

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

During the periods presented, the company had 15,731,120 options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards

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

We had cash and cash equivalents of approximately $1.2 million as of March 31, 2007. For the nine months ended March 31, 2007, we used a total of approximately $3,028,000 in cash in connection with operating activities. We anticipate continuing losses as we build out our platforms and develop the salesforce to market our products. We will need substantial additional capital to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Loss. We incurred a net loss of approximately $1.8 million for the three months ended March 31, 2007 versus a net loss of approximately $1.9 million for the prior year quarter, a decrease of 5%. The decrease in net loss is due to the one-time write off of the deferred tax asset in the first quarter of 2006 in the amount of approximately $1.6 million, partially offset by an increase in loss before income tax expenses of approximately $1.5 million for the three months ended March 31, 2007. This offsetting increase resulted primarily from:

•	the ramp up of personnel and operations in the U.S. market;
•	an increase in legal, professional, and accounting fees associated with our reverse merger and our becoming a public company; and
•	an increase in stock option compensation costs.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new customers and developing new markets, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales. Net sales for the three months ended March 31, 2007 decreased to $579,000 from $626,000 in the prior year quarter. The decrease is due to a concerted effort to sell our products on a subscription basis rather than on a one-time license fee basis.

Cost of Sales. Cost of sales for the three months ended March 31, 2007 was $274,000 compared to $184,000 for the three months ended March 31, 2006. The increase in cost of sales is directly related to an increase in payments to SyynX WebSolutions GmbH, a related party vendor, associated with the implementation of our clients.

Gross Profit. Gross profit for the three months ended March 31, 2007 was $305,000, or 53.0% of net sales, versus a gross profit of $442,000, or 71% of net sales for the three months ended March 31, 2006. The reasons are as outlined above.

General and Administrative Expenses. General and administrative expenses were approximately $2.0 million for the three months ended March 31, 2007, compared to approximately $730,000 for the three months ended March 31, 2006, reflecting an increase of approximately $1.3 million, an increase of 178%. The increase is due primarily to hiring of additional employees in the areas of management, administration and sales; an increase in stock option compensation costs of $510,000; an increase in professional services costs related to our public company requirements; and costs related to the ramp up of our U.S. operations.

Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2007 was $67,000 compared to $31,000 in the same period last year. This increase is related to the build out of our US sales force and the ramp up of our sales efforts in the U.S. market.

Depreciation. Depreciation expense for the three months ended March 31, 2007 was $16,000 compared to $7,000 for the prior year quarter. This increase is primarily attributable to the fixed asset additions associated with the start-up of the corporate headquarters in the US.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Net Loss. We incurred a net loss of approximately $4.3 million for the nine months ended March 31, 2007 versus a net loss of approximately $2.6 million for the prior year period, an increase of $1.7 million, or 65.4%. The increase in net loss resulted primarily from:

•	the ramp up of personnel and operations in the U.S. market;
•	an increase in legal, professional, and accounting fees associated with our reverse merger and our becoming a public company; and
•	an increase in stock option compensation costs.

This increase is partially offset by the one-time write off of the approximately $1.6 million deferred tax asset in the first quarter of 2006.

Our ability to achieve profitable operations depends in part on increasing revenue through planned expansion. Given the uncertainties surrounding the timing of adding new customers and developing new markets, we cannot provide any assurance regarding when we will show profitable results, if at all.

Net Sales.  Net sales for the nine months ended March 31, 2007 increased to $1.6 million from $1 million in the prior year period. The increase is due to a ramp up of business efforts in the U.S., partially offset by a concerted effort to sell our products on a subscription basis rather than on a one-time license fee basis.

Cost of Sales. Cost of sales for the nine months ended March 31, 2007 was $835,000 compared to $557,000 for the nine months ended March 31, 2006. The increase in cost of sales is directly related to an increase in payments to SyynX, a related party vendor, associated with the implementation of our clients.

Gross Profit. Gross profit for the nine months ended March 31, 2007 was $752,000, or 47% of net sales, versus a gross profit of $487,000, or 47% of net sales for the nine months ended March 31, 2006. The reasons are as outlined above.

General and Administrative Expenses. General and administrative expenses were approximately $4.8 million for the nine months ended March 31, 2007, compared to approximately $1.7 million for the nine months ended March 31, 2006, reflecting an increase of approximately $3.1 million, or 182.4%. The increase is due primarily to hiring of additional employees in the areas of management, administration and sales; an increase in stock option compensation costs of $850,000; an increase in professional services costs related to our becoming a public company; and costs related to the establishment of our global headquarters and the ramp up of our U.S. operations.

Sales and Marketing. Sales and marketing expense for the nine months ended March 31, 2007 was $204,000 compared to $39,000 in the same period last year. This increase is related to the build out of our U.S. sales force and the ramp up of our sales efforts in the US market.

Depreciation. Depreciation expense for the nine months ended March 31, 2007 was $34,000 compared to $20,000 for the prior year quarter. This increase is primarily attributable to the fixed asset additions associated with the start-up of the corporate headquarters in the US.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $1.5 million. Our working capital as of March 31, 2007 was $1.0 million, representing an increase in working capital of $280,000 compared to working capital of $720,000 at June 30, 2006. As of March 31, 2007, we had no outstanding debt.

During the nine months ended March 31, 2007, we used net cash of $3.0 million for operating activities. We used additional cash of $100,000 for investing activities which was primarily for the purchase of capital assets. During the nine months ended March 31, 2007, we received cash proceeds of $4.9 million arising from the issuance of additional shares.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William D. Kirkland, as of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because we determined that the following financial statements should no longer be relied upon because of errors in those financial statements:

•	the unaudited financial statements of Collexis B.V. for the nine months ended September 30, 2006 included in a Current Report on Form 8-K dated February 14, 2007; and

•
the unaudited financial statements of Collexis Holdings, Inc. for the three and nine months ended March 31, 2007 included in the Quarterly Report on Form 10-QSB of Collexis we initially filed for the periods ended March 31, 2007.

In each case, these financial statements did not properly reflect the application of FASB No. 123R and improperly reflected a deferred tax asset.

We believe that our failure to prepare and file the reports described above with the SEC as specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures. We are in the process of improving our disclosure controls and procedures and are implementing other remediation measures that include the following:

•
We hired experts from Intersect CFO, LLC to strengthen our disclosure controls and procedures, under the supervision of Scott R. Meyerhoff. Mr. Meyerhoff is one of the founding partners of The Intersect Group, Inc. and Intersect CFO, LLC. Mr. Meyerhoff was executive vice president and chief financial officer of Infor Global Solutions, Inc., a global provider of enterprise software solutions, from April 2004 until May 2005 and served as chief financial officer for InterCept, Inc. from January 1998 until March 2004. Mr. Meyerhoff is a certified public accountant and has extensive experience in accounting for mergers and acquisitions.

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

ITEM 6. EXHIBITS.

The exhibits described in the following Index to Exhibits are filed as part of this report on Form 10-QSB/A.

Exhibit No.	Description

31	Certifications of William D. Kirkland, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of William D. Kirkland, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEXIS HOLDINGS, INC.

Date: October 23, 2007	By:	/s/ William D. Kirkland
William D. Kirkland Chief Financial Officer (The registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)