Form 10KSB/A
period 2007-06-30
Collexis Holdings, Inc.
filed 2007-10-29
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 1

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

Common Stock, par value $.001 per share

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
Yes ☐     No ☑

State issuer’s revenues for its most recent fiscal year. $1,683,856, for the full year ended December 31, 2006

The estimated aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the issuer on October 25, 2007 was $30,576,060.20. This calculation is based upon the closing sale price of $1.40 as reported on the OTC Bulletin Board on October 24, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 25, 2007
Common Stock, $.001 par value per share	63,561,210 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☑

EXPLANATORY NOTE

Collexis Holdings, Inc., the registrant, is filing this Amendment No. 1 to its transition report on Form 10-KSB to provide the information required in Part III of Form 10-KSB. Under the instructions to that form, a registrant may either incorporate the information required by Part III by reference from the registrant’s definitive proxy statement or file an amendment to the Form 10-KSB. We have elected to file an amendment to the Form 10-KSB. Accordingly, this filing is expressly permitted by SEC rules and is timely.

In addition, when we recently restated (a) our financial statements for the three and nine months ended March 31, 2007 and 2006 in Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, and (b) our financial statements for the nine months ended September 30, 2006 in Amendment No. 1 to our Current Report on Form 8-K dated February 13, 2007, we determined that the audited financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 included in our transition report on Form 10-KSB filed on October 16, 2007 contained an error in the calculation of the expense related to application of FASB Statement No. 123(R) that caused the expense to be overstated. Accordingly, we are filing this Amendment No. 1 to our transition report on Form 10-KSB to provide: the restated financial statements for that period; an amended Item 6, Management’s Discussion and Analysis or Plan of Operation; and Item 8A(T), Controls and Procedures.

This Amendment No. 1 to our transition report on Form 10-KSB amends only the items listed below. With respect to each item, we are amending the transition report to delete the disclosure under that item contained in our transition report, and to replace it in its entirety with the disclosure contained in this amendment.

PART II

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

General & Administrative Costs. General and administrative costs increased to approximately $2.6 million for the six months ended June 30, 2007 compared to approximately $770,000 for the six months ended June 30, 2006, an increase of $1.8 million, or 237.7%. This increase is due primarily to the expansion of our global headquarters in Columbia, South Carolina, including higher costs associated with: compensation expense (which reflects an approximately $620,000 increase in stock option costs and an approximately $151,000 increase in cash compensation); travel by our officers and employees; development of our Columbia facility; and professional fees associated with our merger and becoming a public company. This increase is also due to an overall increase in costs associated with the expansion of our administrative functions globally.

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

Total Expenses and Net Loss. As a result of the above factors, as well as our decision to fully reserve our deferred tax asset in 2006, total expenses increased to approximately $5.1 million for the six months ended June 30, 2007 as compared to approximately $1.9 million for the six months ended June 30, 2006. Our net loss increased to approximately $4.1 million for the six months ended June 30, 2007 versus a net loss of approximately $2.9 million for the six months ended June 30, 2006.

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

General & Administrative Costs. General and administrative costs increased approximately $2.2 million, or 244.4%, to approximately $3.1 million for the year ended December 31, 2006 as compared to approximately $900,000 for the year ended December 31, 2005. This increase is due primarily to the expansion of our global headquarters in Columbia, South Carolina, including higher costs associated with: compensation expense (which reflects an approximately $400,000 increase in stock option costs and an approximately $450,000 increase in cash compensation); travel by our officers and employees; development of our Columbia facility; and professional fees associated with our merger and becoming a public company. This increase is also due to an overall increase in costs associated with the expansion of our administrative functions globally.

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

Research & Development. Research and development costs increased $230,000, or 45.3%, to approximately $740,000 for the year ended December 31, 2006 compared to approximately $510,000 for the year ended December 31, 2006, consisting of internal research and development expenditures, as well as expenditures related to research and development that we outsourced to SyynX.

Net Loss. As a result of the above factors, as well as our decision to fully reserve our deferred tax asset of approximately $1.7 million in 2006, our net loss increased by $4.6 million, or 657.1%, to approximately $5.3 million for the year ended December 31, 2006 versus a net loss of approximately $0.7 million for the year ended December 31, 2005.

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

/s/ Bernstein & Pinchuk LLP
New York, New York
September 28, 2007, except for the correction of an error concerning overstated general and administrative expenses as disclosed in Note 1 and its effect on the Consolidated Statements of Operations and loss per share, Comprehensive loss, and Cash Flows for the six months ended June 30, 2007 and 2006, and the related cumulative effect on the equity section of the Balance Sheets as of June 30, 2007 and 2006, as to which the date is October 29, 2007.

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
Stockholders' (deficiency) equity
Common stock, par value $0.001, authorized 277,713,000 shares,
59,818,728 shares issued and outstanding June 30, 2007;
authorized 30,857,143 shares, 13,270,099 issued and
oustanding June 30, 2006	59,819	30,857
Additional paid-in capital	13,200,590	7,446,960
Accumulated other comprehensive income	26,082	72,374
Accumulated deficit	(13,493,990)	(6,972,090)
	(207,499)	578,102
	$2,024,077	$1,436,845

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended June 30,
	2007	2006
Revenue
License Revenue	$367,650	$179,346
Service Revenue	410,661	374,849
Maintenance & Support Revenue	121,891	209,510
Hardware & Hosting Revenue	33,864	46,216
Total Revenue	934,066	809,921
Expenses
Cost of License Revenue	26,873	8,369
Cost of Service Revenue	223,509	354,937
Cost of Maintenance & Support Revenue	457,348	267,823
Cost of Hardware & Hosting Revenue	15,999	11,786
General & Administrative	2,591,298	766,800
Sales & Marketing	1,242,995	185,508
Research & Development	498,398	345,017
	5,056,420	1,940,240
Loss before interest income and income tax	(4,122,354)	(1,130,319)
Interest income	29,606	864
Loss before income tax expense	(4,092,748)	(1,129,455)
Income tax expense	-	(1,746,109)
NET LOSS	$(4,092,748)	$(2,875,564)
Basic and diluted common shares outstanding	58,039,205	13,270,099
Basic and diluted net loss per share	$(0.07)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.
Certain prior period amounts have been reclassified to conform with current period presentation.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements Of Comprehensive Loss

	Six Months Ended June 30,
	2007	2006
Net loss	$(4,092,748)	$(2,875,564)
Foreign currency translation adjustment	(46,293)	72,374
Comprehensive loss	$(4,139,041)	$(2,803,190)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,092,748)	$(2,875,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	27,516	(17,112)
Changes in operating assets and liabilities
Accounts Receivable	(82,890)	(270,471)
Allowance for bad debts	83,293	2,608
Stock option compensation expense	677,962	58,135
Prepaid expenses	223,850	(16,203)
Other receivables	79,711	(47,014)
Deferred tax assets	-	1,688,291
Accounts payable	(49,856)	137,609
Accrued expenses	99,359	(355,027)
Deferred revenue	(53,422)	164,160
Net cash (used in) provided by operating activities	(3,087,224)	(1,530,586)
Cash flows from investing activities
Acquisition of equipment	(104,666)	(19,403)
Net cash used in investing activities	(104,666)	(19,403)
Cash flows from financing activities
Loan from shareholder	650,000	-
Cash received on stock subscriptions	1,602,939	1,616,667
Net cash provided by financing activities	2,252,939	1,616,667
Net increase (decrease) in cash	(938,951)	66,678
Effect of exchange rate changes on cash	4,042	109,448
Cash and cash equivalents at beginning of period	1,122,170	442,796
Cash and cash equivalents at end of period	$187,261	$618,922
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$17,913	$864
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' (Deficiency) Equity

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance - December 31, 2005	2,580,495	$162,533	$4,696,784	$(4,096,526)	$6,636	$769,427
Shares issued in private placement	1,720,000	114,079	2,564,152	-	-	2,678,231
Stock option compensation expense	-	-	58,135	-	-	58,135
Effect of foreign currency translation	-	-	-	-	(52,128)	(52,128)
Net loss for the six months ended June 30, 2006	-	-	-	(2,875,564)	-	(2,875,564)
Balance - June 30, 2006	4,300,495	276,612	7,319,071	(6,972,090)	(45,492)	578,102
Stock option compensation expense	-	-	337,560	-	-	337,560
Effect of foreign currency translation	-	-	-	-	(163,052)	(163,052)
Net loss for the six months ended December 31, 2006	-	-	-	(2,429,153)	-	(2,429,153)
Balance - December 31, 2006	4,300,495	276,612	7,656,631	(9,401,243)	(208,544)	(1,676,543)
Merger transaction and recapitalization	52,681,875	(219,629)	3,265,894	-	-	3,046,265
Shares issued in private placement	2,836,358	2,836	1,600,103	-	-	1,602,939
Stock option compensation expense	-	-	677,962	-	-	677,962
Effect of foreign currency translation	-	-	-	-	234,626	234,626
Net loss for the six months ended June 30, 2007	-	-	-	(4,092,748)	-	(4,092,748)
Balance - June 30, 2007	59,818,728	$59,819	$13,200,590	$(13,493,990)	$26,082	$(207,499)

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

When we recently restated (a) our financial statements for the three and nine months ended March 31, 2007 and 2006 in Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, and (b) our financial statements for the nine months ended September 30, 2006 in Amendment No. 1 to our Current Report on Form 8-K dated February 14, 2007, we determined that the audited financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 included in our transition report in Form 10-KSB filed on October 16, 2007 contained an error in the calculation of the expense related to the application of FASB Statement No. 123(R) that caused the expense to be overstated. Accordingly, we have restated our audited financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 to reflect the proper expense calculation. As a result of this correction, certain financial statement line items and per share data have been adjusted as follows:

Changes to Consolidated Balance Sheets	As of June 30, 2007	As of June 30, 2006

Additional Paid-in Capital:
as restated:	$13,200,590	$7,446,960
as originally filed:	14,525,340	7,794,978
effect of correction:	$(1,324,750)	$(348,018)

Accumulated Deficit:
as restated:	$(13,493,990)	$(6,972,090)
as originally filed:	(14,818,740)	(7,320,108)
effect of correction:	$1,324,750	$348,018

Changes to Consolidated Statements of Operations	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

General & Administrative Expenses:
as restated:	$2,591,298	$766,800
as originally filed:	3,119,253	1,114,818
effect of correction:	$(527,955)	$(348,018)

Loss before interest income and income tax
as restated:	$(4,122,354)	$(1,130,319)
as originally filed:	(4,650,309)	(1,478,337)
effect of correction:	$527,955	$348,018

Loss before income tax expense
as restated:	$(4,092,748)	$(1,129,455)
as originally filed:	(4,620,703)	(1,477,473)
effect of correction:	$527,955	$348,018

Net Loss
as restated:	$(4,092,748)	$(2,875,564)
as originally filed:	(4,620,703)	(3,223,582)
effect of correction:	$527,955	$348,018

Basic and diluted net loss per share
as restated:	$(0.07)	$(0.22)
as originally filed:	(0.08)	(0.24)
effect of correction:	$0.01	$0.02

Changes to Consolidated Statements of Comprehensive Loss

Net Loss
as restated:	$(4,092,748)	$(2,875,564)
as originally filed:	(4,620,703)	(3,223,582)
effect of correction:	$527,955	$348,018

Comprehensive Loss
as restated:	$(4,139,041)	$(2,803,190)
as originally filed:	(4,666,996)	(3,151,207)
effect of correction:	$527,955	$348,018

Changes to Consolidated Statements of Cash Flows

Net Loss
as restated:	$(4,092,748)	$(2,875,564)
as originally filed:	(4,620,703)	(3,223,582)
effect of correction:	$527,955	$348,018

Stock option compensation expense
as restated:	$677,962	$58,135
as originally filed:	1,205,917	406,154
effect of correction:	$(527,955)	$(348,018)

Changes to Consolidated Statement of Stockholders’ (Deficiency) Equity

	Additional Paid-in Capital	Accumulated Deficit
Stock option compensation expense
as restated:	$58,135	-
as originally filed:	406,154	-
effect of correction:	$(348,018)	-

Net loss for the six months ended June 30, 2006
as restated:	-	$(2,875,564)
as originally filed:	-	(3,223,582)
effect of correction:	-	$348,018

Balance - June 30, 2006
as restated:	$7,319,071	$(6,972,090)
as originally filed:	7,667,090	(7,320,108)
effect of correction:	$(348,018)	$348,018

Stock option compensation expense
as restated:	$337,560	-
as originally filed:	786,336	-
effect of correction:	$(448,776)	-

Net loss for the six months ended December 31, 2006
as restated:	-	$(2,429,153)
as originally filed:	-	(2,877,929)
effect of correction:	-	$448,776

Balance - December 31, 2006
as restated:	$7,656,631	$(9,401,243)
as originally filed:	8,453,426	(10,198,037)
effect of correction:	$(796,795)	$796,795

Stock option compensation expense
as restated:	$677,962	-
as originally filed:	1,205,917	-
effect of correction:	$(527,955)	-

Net loss for the six months ended June 30, 2007
as restated:	-	$(4,092,748)
as originally filed:	-	(4,620,703)
effect of correction:	-	$527,955

Balance - June 30, 2007
as restated:	$13,200,590	$(13,493,990)
as originally filed:	14,525,340	(14,818,740)
effect of correction:	$(1,324,750)	$1,324,750

The cumulative effect of the above changes on Additional Paid-in Capital and Accumulated Deficit since July 1, 2005 is a decrease of $1,324,750 in each amount. There are no changes to periods prior to January 1, 2006. Total Stockholder’s (Deficiency) Equity remains unchanged.

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

Audited Financial Statements of Collexis B.V.

The audited financial statements of Collexis B.V. included in this Transition Report on Form 10-KSB are as follows:

F-20	Report of Independent Public Accounting Firm

F-21	Consolidated Balance Sheets as of December 31, 2006 and 2005

F-22	Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

F-23	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2006 and 2005

F-24	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

F-23	Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005

F-25	Notes to Consolidated Financial Statements

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

/s/ Bernstein & Pinchuk LLP
New York, New York
September 28, 2007, except for the correction of an error concerning overstated general and administrative expenses as disclosed in Note 1 and its effect on the Consolidated Statement of Operations and loss per share, Comprehensive loss, and Cash Flows for the year ended December 31, 2006, and the related cumulative effect on the equity section of the Balance Sheet as of December 31, 2006, as to which the date is October 29, 2007.

Collexis B.V. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Currents assets
Cash and cash equivalents	$1,122,170	$442,796
Accounts receivable, net of allowance for doubtful accounts of $82,530 and $51,514, respectively	436,066	267,333
Receivables from related parties	44,996	55,896
Deferred tax asset	-	1,606,615
Prepaid expenses and other current assets	385,305	66,841
Total current assets	1,988,537	2,439,481
Property and equipment, at cost, net of accumulated depreciation of $394,154 and $323,081, respectively	132,713	31,209
Other assets
Security deposit - rent	28,455	13,093
Other long term assets	78,653	-
Option to purchase Syynx	658,650	-
	765,758	13,093
	$2,887,008	$2,483,783

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
Accounts payable trade	$451,731	$81,962
Accrued taxes and expenses	815,542	610,576
Deferred revenue	287,848	171,376
Total current liabilities	1,555,121	863,914
Other liability - common stock to be issued	3,008,430	850,442
Stockholders' (deficiency) equity
Common stock, par value $0.06, authorized 10,000,000 shares, 4,300,495 shares issued and outstanding at December 31, 2006; 2,580,495 shares issued and outstanding at December 31, 2005	276,612	162,533
Additional paid-in capital	7,656,631	4,696,784
Accumulated other comprehensive income	(208,544)	6,636
Accumulated deficit	(9,401,242)	(4,096,526)
	(1,676,543)	769,427
	$2,887,008	$2,483,783

The accompanying notes are an integral part of these consolidated financial statements.

Collexis B.V. and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2006	2005
Revenue
Services	$1,027,592	$777,741
Licenses	225,223	242,437
Maintenance and support	376,069	275,179
Hardware and hosting	54,972	74,133
Total Revenue	1,683,856	1,369,490
Operating Expenses
Services	655,821	212,187
Licenses	9,298	85,413
Hardware and hostng	23,613	31,532
Cost of maintenance and support	577,906	200,969
Commissions	63,642	331,408
Selling and marketing	150,976	19,453
General and administrative	3,089,075	886,771
Research and development	744,859	512,764
	5,315,190	2,280,497
Loss before other income and income taxes	(3,631,334)	(911,007)
Interest income	31,092	6,668
Loss before income taxes	(3,600,242)	(904,339)
Income tax benefit (expense)	(1,704,474)	176,389
NET LOSS	$(5,304,716)	$(727,950)
Basic and diluted common shares outstanding	4,239,235	2,580,495
Basic and diluted net loss per share	$(1.25)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

Certain prior year amounts have been reclassified to conform with current year presentation.

Collexis B.V. and Subsidiaries
Consolidated Statements Of Comprehensive Loss
for the years ended December 31,

	2006	2005
Net loss	$(5,304,716)	$(727,950)
Foreign currency translation adjustment	(201,908)	(180,517)
Comprehensive Loss	$(5,506,624)	$(908,467)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis B.V. and Subsidiaries
Consolidated Statement of Stockholders' (Deficiency) Equity

	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance - December 31, 2004	2,580,495	$162,533	$4,785,734	$(3,368,576)	$187,153	$1,766,844
Cancelled stock subscription	-	-	(88,950)	-	-	(88,950)
Effect of foreign currency translation	-	-	-	-	(180,517)
Net loss for the period ended December 31, 2005	-	-	-	(727,950)	-	(727,950)

Balance - December 31, 2005	2,580,495	162,533	4,696,784	(4,096,526)	6,636	769,427
Shares issued in private placement	1,720,000	114,079	2,564,152	-	-	2,678,231
Effect of foreign currency translation	-	-	-	-	(215,180)	(215,180)
Stock option compensation expense	-	-	395,695	-	-	395,695
Net loss for the period ended December 31, 2006	-	-	-	(5,304,716)	-	(5,304,716)

Balance - December 31, 2006	4,300,495	$276,612	$7,656,631	$(9,401,242)	$(208,544)	$(1,676,543)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis B.V. and Subisidaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,304,716)	$(727,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	150,974	24,856
Changes in operating assets and liabilities
Accounts Receivable	(263,317)	212,743
Allowance for bad debts	-	(759)
Prepaid expenses	(267,726)	12,621
Other receivables	(118,587)	(24,935)
Deferred tax assets	1,787,193	(176,380)
Stock option compensation expense	395,695	-
Accounts payable	360,559	(192,483)
Accrued expenses	(54,480)	105,559
Deferred revenue	287,848	(363,559)
Net cash (used in) provided by operating activities	(3,026,557)	(1,130,287)
Cash flows from investing activities
Acquisition of equipment	(256,058)	(20,367)
Option to purchase Synnx	(658,650)	-
Net cash used in investing activities	(914,708)	(20,367)
Cash flows from financing activities
Cash received on sale of stock	1,732,202	(88,950)
Cash received on stock subscriptions	3,008,430	850,442
Net cash provided by financing activities	4,740,632	761,492
Net increase (decrease) in cash	799,367	(389,162)
Effect of exchange rate changes on cash	(119,993)	(48,914)
Cash and cash equivalents at beginning of period	442,796	880,872
Cash and cash equivalents at end of period	$1,122,170	$442,796
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$31,092	$535
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	OPERATIONS, BUSINESS CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

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

When we recently restated (a) our financial statements for the three and nine months ended March 31, 2007 and 2006 in Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, and (b) our financial statements for the nine months ended September 30, 2006 in Amendment No. 1 to our Current Report on Form 8-K dated February 14, 2007, we determined that the audited financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 included in our transition report in Form 10-KSB filed on October 16, 2007 contained an error in the calculation of the expense related to the application of FASB Statement No. 123(R) that caused the expense to be overstated. Accordingly, we have restated our audited financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 to reflect the proper expense calculation. As a result of this correction, certain financial statement line items and per share data have been adjusted as follows:

Changes to Consolidated Balance Sheets	As of December 31, 2006

Additional Paid-in Capital:
as restated:	$7,656,631
as originally filed:	8,453,426
effect of correction:	$(796,795)

Accumulated Deficit:
as restated:	$(9,401,242)
as originally filed:	(10,198,037)
effect of correction:	$796,795

Changes to Consolidated Statements of Operations	Year Ended December 31, 2006

General & Administrative Expenses:
as restated:	$3,089,075
as originally filed:	3,885,870
effect of correction:	$(796,795)

Loss before interest income and income tax
as restated:	$(3,631,334)
as originally filed:	(4,428,129)
effect of correction:	$796,795

Loss before income tax expense
as restated:	$(3,600,242)
as originally filed:	(4,397,037)
effect of correction:	$796,795

Net Loss
as restated:	$(5,304,716)
as originally filed:	(6,101,511)
effect of correction:	$796,795

Basic and diluted net loss per share
as restated:	$(1.25)
as originally filed:	(1.44)
effect of correction:	$0.19

Changes to Consolidated Statements of Comprehensive Loss

Net Loss
as restated:	$(5,304,716)
as originally filed:	(6,101,511)
effect of correction:	$796,795

Comprehensive Loss
as restated:	$(5,506,624)
as originally filed:	(6,303,419)
effect of correction:	$796,795

Changes to Consolidated Statements of Cash Flows

Net Loss
as restated:	$(5,304,716)
as originally filed:	(6,101,511)
effect of correction:	$796,795

Stock option compensation expense
as restated:	$395,695
as originally filed:	1,192,490
effect of correction:	$(796,795)

Changes to Consolidated Statement of Stockholders’ (Deficiency) Equity

	Additional Paid-in Capital	Accumulated Deficit
Stock option compensation expense
as restated:	$395,695	-
as originally filed:	1,192,490	-
effect of correction:	$(796,795)	-

Net loss for the period ended December 31, 2006
as restated:	-	$(5,304,716)
as originally filed:	-	(6,101,511)
effect of correction:	-	$796,795

Balance - December 31, 2006
as restated:	$7,656,631	$(9,401,242)
as originally filed:	8,453,426	(10,198,037)
effect of correction:	$(796,795)	$796,795

The cumulative effect of the above changes on Additional Paid-in Capital and Accumulated Deficit since July 1, 2005 is a decrease of $796,795 in each amount. There are no changes to periods prior to January 1, 2006. Total Stockholder’s (Deficiency) Equity remains unchanged.

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

In addition, we are in this Amendment No. 1 restating the audited financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 included in the transition report on Form 10-KSB filed on October 16, 2007 because we have determined that it contained an error in the calculation of the expense related to application of FASB Statement No. 123(R) that caused the expense to be overstated.

We believe that our failure to prepare and file the reports described above with the SEC accurately and within the time periods specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures. We are in the process of improving our disclosure controls and procedures and are implementing other remediation measures that include the following:

•
We hired experts from The Intersect Group, Inc. to strengthen our disclosure controls and procedures, under the supervision of Scott R. Meyerhoff. Mr. Meyerhoff is one of the founding partners of The Intersect Group, Inc. Mr. Meyerhoff was executive vice president and chief financial officer of Infor Global Solutions, Inc., a global provider of enterprise software solutions, from April 2004 until May 2005 and served as chief financial officer for InterCept, Inc. from January 1998 until March 2004. Mr. Meyerhoff is a certified public accountant and has extensive experience in accounting for mergers and acquisitions.

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

ITEM 8B. Other Information.

Our Vice President of Sales, Stephen A. Leicht, was promoted to Executive Vice President and Chief Operating Officer on October 29, 2007. Information about Mr. Leicht is incorporated into this Item 8B from page 15 of this transition report.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

The following table provides certain information about our directors as of October 29, 2007. On June 25, 2007, the board increased the number of directors from three to seven members and elected four new directors: Mark Auerbach, Frank C. Carlucci, John D. Macomber and Dr. John J. Regazzi.

Name	Age	Year First Elected	Year Term Expires	Position

Mark S. Germain	57	2006	2007	Chairman
Frank C. Carlucci	77	2007	2007	Vice-Chairman
Mark Auerbach	69	2007	2007	Director
William D. Kirkland	45	2006	2007	Director
John D. Macomber	79	2007	2007	Director
John J. Regazzi	59	2007	2007	Director
Peter Van Praag	48	2006	2007	Director

Mark S. Germain has served as our chairman of the board since March 2007, as a director since January 2006, and as a consultant to Collexis since October 2005. For more than the past five years, Mr. Germain has served as the Managing Director of The Olmsted Group, LLC. He has been involved as a founder, director, chairman of the board, and/or investor in over twenty companies in the biotech field, and assisted many of them in acquiring technology and in arranging corporate partnerships, mergers and acquisitions and financings. Mr. Germain is a founding member and director of ChomaDex, Inc. and serves as Co-Chairman of the board of directors of Pluristem Life Systems, Inc. In addition, Mr. Germain has served as a director of Reis, Inc. (formerly Wellsford Real Properties, Inc.) since May 1997 and serves as chairman of its audit committee. He served as a trustee of the Real Properties Trust from November 1992 until the consummation of its merger with Equity Residential in May 1997. Mr. Germain also serves as a director of several privately-held biotechnology companies and of Stem Cell Innovations, Inc., a publicly traded company. He is a graduate of NYU School of Law, cum laude, and Order of the Coif, and was previously a partner in a New York law firm.

Frank C. Carlucci was appointed as vice-chairman of the board in June 2007. Mr. Carlucci currently serves as Chairman Emeritus for The Carlyle Group, in Washington D.C. From November 1987 to January 1989, Mr. Carlucci served as U.S. Secretary of Defense, following his service as Assistant to the President for National Security Affairs under President Ronald Reagan in 1987. Prior to serving in these positions, he was Chairman and CEO of Sears World Trade, a business he joined in 1983. Mr. Carlucci has had a career in government service, including serving as Deputy Secretary of Defense from 1980 to 1982, Deputy Director of Central Intelligence from 1978 to 1980, U.S. Ambassador to Portugal from 1975 to 1978, Under Secretary of Health Education and Welfare from 1973 to 1975, Deputy Director of OMB from 1970 to 1972, and Director of the Office of Economic Opportunity in 1969. Mr. Carlucci was a Foreign Service Officer from 1956 to 1980, and served as an officer in the U.S. Navy from 1952 to 1954.

Mark Auerbach was appointed as a director in June 2007. He is currently a director on the board of Optimer Pharmaceuticals and Chairman of the Board of Directors for Neuro Hitech. In addition, Mr. Auerbach currently serves as a director of DermAct Pharmaceutical, Inc. and Rx Elite Pharmaceuticals. Mr. Auerbach serves as the Chairman of the audit committee for Rx Elite Pharmaceuticals and is a member of the audit committees of Neuro Hitech Pharmaceuticals, DermAct Pharmaceutical, Inc. and Optimer Pharmaceuticals. He also serves on the compensation committees of Rx Elite Pharmaceuticals, Neuro Hitech Pharmaceuticals and DermAct Pharmaceutical, Inc. From September 2003 through October 2006, he served as Executive Chairman of the Board of Directors for Par Pharmaceutical Companies, Inc. From 1993 to 2005, Mr. Auerbach served as Chief Financial Officer of Central Lewmar LLC, a national fine paper distributor. A Certified Public Accountant, Mr. Auerbach has been a board member of several small cap companies over the last twenty years. Mr. Auerbach holds a Bachelor of Science in Commerce from Rider College. Mr. Auerbach is the chairman of our audit committee, and our board of directors has determined that he qualifies as an independent “audit committee financial expert” as defined under SEC rules.

William D. Kirkland has served as one of our directors since January 2006, as well as Chief Executive Officer and President of Collexis since February 2007. Mr. Kirkland also served as Chief Executive Officer and President of Collexis, Inc., a subsidiary of Collexis B.V., from February 2006 to February 2007. From August 2001 until February 2006, Mr. Kirkland was Business Unit Executive, (Americas) Life Sciences Business Consulting Services for IBM. He was Vice President, Life Sciences Division, of Nutec Sciences, Inc., from October 2000 until August 2001. From 1991 until October 2000, Mr. Kirkland was Director, Training and Development - Pfizer Limited, United Kingdom. He currently serves as a director for SEBIO and Georgia BioMed Partners. Mr. Kirkland holds a Bachelor of Science in Criminal Justice from the University of South Carolina.

John D. Macomber was appointed as a director in June 2007. Mr. Macomber has served as Principal of JDB Investment Group since 1992. He currently serves as a director of Lehman Brothers Holdings Inc. and AEA Investors LLC. Mr. Macomber is also Chairman of the Council for Excellence in Government, Vice Chairman of The Atlantic Council of the United States, a Trustee of the Carnegie Institution of Washington, and The Folger Library. Mr. Macomber serves as a director of the National Campaign to Prevent Teen Pregnancy and the Smithsonian National Board. He has held director positions at numerous companies, including Mettler-Toledo International Inc., Bristol-Myers Squibb Company, The Brown Group, Inc., Celgene Corporation, Chase Manhattan Bank, Florida Power & Light, IRI International, Mirror World Technologies, Norlin Industries, Rand McNally, RJR Nabisco, Pilkington Ltd., Textron Inc. and Xerox Corporation. Mr. Macomber’s former non-profit directorships include the Lincoln Center for the Performing Arts, New York Philharmonic and the New York Zoological Society. Mr. Macomber is a former Trustee of The Rockefeller University and Adelphi University, Charter Trustee of Phillips Academy, and Chairman of the Advisory Board of the Yale School of Management. Prior to joining JDB Investment Group, Mr. Macomber served as Chairman and President of the Export-Import Bank of the United States from 1989 to 1992, and served as Chairman and Chief Executive Officer of Celanese Corporation from 1973 to 1986. Mr. Macomber was a Senior Partner at McKinsey & Co. from 1954 to 1973. Mr. Macomber graduated from Yale University in 1950 and Harvard Business School in 1952.

Dr. John J. Regazzi was appointed as a director in June 2007. Dr. Regazzi has served as Dean, College of Information and Computer Science, and Dean, Palmer School of Library and Information Science at the C.W. Post Campus of Long Island University since July 2005. He is a tenured professor in the departments of Computer Science and Library and Information Science. Dr. Regazzi currently serves as a director of the boards of BSI Group, Engineering Information, Inc. Foundation, CABI, Elsevier Foundation and St. John’s Home for Boys. Dr. Regazzi served as Vice President of The H.W. Wilson Company from 1983-1988, leaving to become President and CEO of Engineering Information, Inc. In 1998, Dr. Regazzi led the integration of Engineering Information, Inc. into Elsevier, a world leading scientific, technical and medical publisher, and was subsequently appointed CEO of Elsevier North America. Dr. Regazzi has served as a director of Elsevier, NFAIS and the Division of Scholarly Communications of the American Association of Publishers. Dr. Regazzi holds a Bachelor of Arts in Psychology from St. John’s University, a Master of Arts in Religion from the University of Iowa, a Master of Science in Library and Information Science from Columbia University, and a Ph.D. in Information Science from Rutgers University.

Peter Van Praag has served as one of our directors since January 2006, as well as Chief Executive Officer of Collexis B.V. since December 1999. Mr. Van Praag is a co-founder of Collexis B.V. Since 1984, Mr. Van Praag has been responsible for complex IT development and implementation projects, mostly in the healthcare sector. Mr. Van Praag served as a consultant for CMG Welzijn B.V. and RAET Ziekenhuis Informatiesystemen B.V. from 1980 to 1991. In 1991, Mr. Van Praag founded the software house VPI Gezondheidszorg B.V. (“VPI”), which developed specialized applications for the healthcare industry and became a market leader in the Netherlands. Mr. Van Praag sold VPI to Fujitsu/ICL in 1997, and served as Division Director for Fujitsu in Maarssen from 1997 to 1999. Mr. Van Praag currently owns a 100% interest in Van Praag Informatisering B.V. and Markanja B.V.

Executive Officers

The following table provides certain information about our executive officers as of the date of this report. For biographical information about Mr. Kirkland and Mr. Van Praag, please see “Management - Directors” above.

Name	Age	Position

William D. Kirkland	45	Chief Executive Officer and President
Stephen A. Leicht	31	Executive Vice President and Chief Operating Officer
Peter Van Praag	48	Chief Executive Officer, Collexis B.V.
Darrell W. Gunter	48	Executive Vice President and Chief Marketing Officer
Bob J.A. Schijvenaars	41	Chief Scientific Officer, Collexis B.V.
Martin Schmidt	40	Chief Technology Officer
Henk J. Buurman	53	Vice President Strategy and Business Development

Darrell W. Gunter has served as our Executive Vice President and Chief Marketing Officer since April 2007. Prior to joining Collexis, Mr. Gunter served as Senior Vice President of Sales and Marketing for the Americas for Elsevier from March 1996 to April 2007. He currently serves as a director of the Women’s Venture Fund. Mr. Gunter holds a Bachelor of Science in Business Administration and Marketing from Seton Hall University and a Master of Business Administration from Lake Forest Graduate School of Management.

Stephen A. Leicht has served as our Executive Vice President and Chief Operating Officer since October 29, 2007. He previously served as our Vice President of Sales since February 2006. Prior to joining Collexis, Mr. Leicht served in increasing roles of responsibility within IBM’s Sales and Distribution organization from 2001 to 2006. Mr. Leicht founded, ran and sold International Telecommunications Distributors, acting as Chairman and CEO until late 2001. Mr. Leicht currently serves on the Board of Advisors of iAdvantage Software and the University of South Carolina, College of Engineering and Computing. In addition, Mr. Leicht serves on the United Way of the Midlands Food Shelter Safety and Transportation Board. Mr. Leicht has previously served as a director for the Center for Entrepreneurial Development, SEBIO, and International Telecommunications Distributors, Inc., and served on the Board of Advisors for Saffron Technology. Mr. Leicht holds a business degree from Bucknell University and a Master of Business Administration from Pennsylvania State University.

Bob J.A. Schijvenaars has served as Chief Scientific Officer of Collexis B.V. since 2005. From 2001 to 2005, Mr. Schijvenaars served as Manager of Research and Consulting for Collexis B.V. He served as an assistant professor for Erasmus University from 2000 to 2006. Mr. Schijvenaars holds a Master of Science in Computer Science from Leiden University and a Ph.D. in Medical Informatics from Erasmus University.

Martin Schmidt was appointed as our Chief Technology Officer in October 2007 after we acquired SyynX Solutions GmbH, a German company he founded with Mario Diwersy in 1999. Mr. Schmidt is currently responsible for our global product development and software innovation. Mr. Schmidt previously served as a Managing Director of SyynX. Under the leadership of Mr. Schmidt and Mr. Diwersy, SyynX became the global leader in application development on top of the Collexis core environment, including high profile engagements at Johns Hopkins University, Harvard University, Asklepios Health System, Bristol Myers Squibb and other leading institutions. Before joining SyynX, Mr. Schmidt was an independent consultant for SHARED - a project funded by the European Commission to bring better healthcare information to developing nations via the Internet. For the decade proceeding Mr. Schmidt’s foray into information technology, he was a successful full time independent musician and composer in jazz and modern music, giving concerts all over Europe. Mr. Schmidt serves on the supervisory board of e.Consult AG.

Henk J. Buurman has served as our Vice President of Strategy and Business Development since 2002, and is a co-founder of Collexis B.V. From 1999 to 2002, Mr. Buurman served as Managing Director of Sonera Zed in the Netherlands and Senior Vice President of Sonera Worldwide. Mr. Buurman currently owns a 100% interest in V.D.B. Pacific B.V. Mr. Buurman holds a Master of Arts in Linguistics.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interests and providing full, accurate and timely disclosure to the public. We have adopted a Code of Ethics and Business Conduct that applies to all of our employees. The Code of Ethics and Business Conduct is available at www.collexis.com under the “Investors” tab.

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that the following reports were not filed in a timely fashion with respect to the fiscal year ended June 30, 2007:

•
each of the following officers inadvertently filed a Form 3 late: Edwin A. Adriaansen, Henk J. Buurman, Margie Chassman, Mark S. Germain, Darrell W. Gunter, William D. Kirkland, Stephen A. Leicht, Bob J.A. Schijvenaars and Peter Van Praag;

•	Margie Chassman, the beneficial holder of more than 10% of our outstanding shares, inadvertently filed a Form 3 late; and

•
with respect to options granted in connection with each person’s appointment as a director, each of the following persons inadvertently filed a Form 3 and a Form 4 late: Mark Auerbach, Frank C. Carlucci, John D. Macomber and John J. Regazzi.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation of the principal executive officers (the chief executive officers) and the two other most highly compensated executive officers of Collexis Holdings, Inc. and its subsidiaries for the 12 months ended June 30, 2007. We refer to these officers as the “named executive officers” in this report.

The table below, as well as all other compensation reported for executive officers and directors in this Item 10, reflects the compensation paid to the named executive officers (a) by Collexis Holdings, Inc. from February 14, 2007 through June 30, 2007, and (b) by Collexis B.V from July 1, 2006 through February 13, 2007. Under the terms of a merger agreement dated February 13, 2007 by and between Technology Holdings, Inc., a Nevada corporation, and Collexis Holdings, Inc., a Delaware corporation (“Collexis Delaware”), Collexis Delaware merged with and into Technology Holdings, Inc. We refer to this transaction as the “reverse merger” in this report. Before the reverse merger, Technology Holdings, Inc. was a development stage company, originally organized as a Nevada limited liability company, with no operations. Technology Holdings, Inc. was the surviving corporation in the reverse merger and changed its corporate name to Collexis Holdings, Inc. (The words “we” and “our” in this report refer to Collexis Holdings, Inc.) Immediately before the reverse merger, Collexis Delaware had acquired through a share exchange approximately 99.5% of the outstanding capital stock of Collexis B.V., which, as a result of the reverse merger, became a wholly-owned subsidiary of Collexis Holdings, Inc. Because Collexis B.V. was an operating company before the reverse merger, it was treated as the acquirer for accounting purposes. Therefore, the compensation of executive officers and directors disclosed in this Item 10 reflects the compensation that Collexis B.V. paid in the period from July 1, 2006 through February 13, 2007, rather than the compensation paid by Technology Holdings, Inc. during that period.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(f)	(i)	(j)

William D. Kirkland Chief Executive Officer (from February 1, 2006)	7-1-06 through 6-30-07	250,000	40,745 (2)		290,745

Peter Van Praag Chief Executive Officer of Collexis B.V.	7-1-06 through 6-30-07	119,655	13,954 (3)	139,598 (4)	273,207

Henk J. Buurman, Vice President Strategy	7-1-06 through 6-30-07	119,655	13,954 (3)	139,598 (4)	273,207

Stephen A. Leicht, Executive Vice President Sales	7-1-06 through 6-30-07	170,000	34,668 (5)		204,668

(1)
The amounts in column (f) reflect $103,321 we recognized for financial statement reporting purposes for the 12 months ended June 30, 2007 in accordance with SFAS 123(R) for awards granted after December 31, 2005. Not reflected in the table above is approximately $33,798 we recognized for financial statement reporting purposes for the six months ended June 30, 2006 in accordance with SFAS 123(R) for awards granted after December 31, 2005. No executive officer listed above received grants before January 1, 2006. We adopted SFAS 123(R) effective January 1, 2006. Because we were not a public company in prior years, in preparing our financial statements for all periods ending before January 1, 2007, we used the minimum value method for valuing options we granted in those years as permitted by APB 25, SFAS 123 and SFAS 148. We were not required to expense over the vesting period the options that we granted before 2006. For purposes of the amounts shown in the above table, our compensation expense for all option grants since January 1, 2006 is based on the grant date fair market value but is recognized over the period in which the executive officer must provide services to earn the award. The assumptions under SFAS 123(R) we used in calculating these amounts for stock options granted in 2006 and prior years are as follows: we assumed a risk free interest rate range of 4.5% to 4.8%, an average expected life of 2.3 years, no dividend yield and volatility of 63.64%. Our executive officers will not realize any value of these awards in cash unless and until they exercise the options and sell the underlying shares.

(2)
On February 1, 2006, we granted options to purchase shares of our common stock to Mr. Kirkland as compensation for continued employment. Under these options (as adjusted as a result of the reverse merger), Mr. Kirkland may purchase 2,920,000 shares at an exercise price of $0.10 per share; shares have vested or will vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February until February 1, 2009, when the final 243,335 shares will vest. The options have a three-year term.

(3)
On January 1, 2006, we granted options to purchase shares of our common stock to each of Van Praag Informatisering B.V. and V.D.B. Pacific BV, entities controlled by Mr. Van Praag and Mr. Buurman, respectively, as compensation for continued service as executive officers. Under each option (as adjusted as a result of the reverse merger), the holder may purchase 1,000,000 shares at an exercise price of $0.10 per share; shares have vested or will vest quarterly in approximately equal amounts over three years on the first day of each April, July, October and January until January 1, 2009, when the final 83,335 shares will vest. The options have a 71-month term.

(4)
These amounts reflect fees paid under management agreements to entities controlled by each of Mr. Van Praag and Mr. Buurman for general management and director services, respectively. Pursuant to their management agreements, Mr. Van Praag and Mr. Buurman each received €17,500 per month. As of October 24, 2007, €17,500 equaled approximately $24,875, or $298,500 per year. On January 1, 2007, these management agreements were cancelled and Mr. Van Praag and Mr. Buurman were employed in their roles as executive officers.

(5)
On February 1, 2006, we granted options to purchase shares of our common stock to Mr. Leicht as compensation for continued employment. Under these options (as adjusted as a result of the reverse merger), Mr. Leicht may purchase 1,000,000 shares at an exercise price of $0.10 per share; shares have vested or will vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February until February 1, 2009, when the final 83,335 shares will vest. The options have a three-year term. On November 1, 2006, we granted options to purchase shares of our common stock to Mr. Leicht as compensation for continued employment. Under these options (as adjusted as a result of the reverse merger), Mr. Leicht may purchase 300,000 shares at an exercise price of $0.75 per share; shares have vested or will vest quarterly in equal amounts over three years on the first day of each February, May, August and November until November 1, 2009, when the final 25,000 shares will vest. The options have a three-year term.

Employment Agreements

William D. Kirkland. William Kirkland entered into an employment agreement with Collexis, Inc. and Collexis B.V. to serve as the Chief Executive Officer and President of Collexis, Inc., a subsidiary of Collexis B.V., on January 5, 2006, as amended on February 12, 2007. Additionally, Mr. Kirkland has performed the duties of the Chief Executive Officer of Collexis B.V. since February 2006. The agreement with Mr. Kirkland is for a term of three years, which is automatically extended for a consecutive twelve month period thereafter on the same terms and conditions, unless either party to the agreement gives written notice not to renew 180 days prior to the end of any term. Mr. Kirkland’s right to receive an incentive bonus is based on the satisfaction of performance criteria as determined by Collexis B.V.’s board of directors in its sole and absolute discretion. Under the terms of his employment agreement, Mr. Kirkland entered into an option agreement with Collexis B.V. on February 1, 2006, under which Mr. Kirkland was granted options to purchase 292,000 shares of the common stock of Collexis B.V. These options were converted in our February 2007 reverse merger to options to acquire 2,920,000 shares of our common stock at $0.10 per share, which expire on February 1, 2009. Under the terms of his employment agreement, Mr. Kirkland is entitled to participate in all bonus and benefit programs we establish for our executive employees, including health care and life insurance plans.

Peter Van Praag. Van Praag Informatisering B.V., through its duly authorized statutory director, Peter Van Praag, entered into a management agreement with Collexis B.V. on October 27, 2005 to take on the general management of Collexis B.V. This agreement had an indefinite term. Upon Mr. Van Praag’s appointment as an officer effective on the reverse merger, this management agreement was cancelled, and no additional amounts were charged. Mr. Van Praag entered into a new employment agreement with Collexis B.V. to serve as the Chief Executive Officer of Collexis B.V. on February 14, 2007. This agreement with Mr. Van Praag has a term of three years.

Under the terms of his employment agreement, our board of directors determines in its sole discretion Mr. Van Praag’s annual cash bonus. The board takes into account his performance during the year and the conditions under which bonuses are awarded to other members of senior management and the amount of such bonuses. On January 31, 2006, Mr. Van Praag was granted an option to purchase 100,000 shares of the stock of Collexis B.V. for an exercise price of US$1.00 per share, which vest pro rata monthly over three years ending on January 30, 2008. Under his employment agreement, these options were converted to option rights to purchase 100,000 shares of the stock of Collexis B.V. for an exercise price of US$1.00 per share, and these option rights expire on December 31, 2011. Under the terms of his employment agreement, the number of shares and the exercise price were adjusted as a result of the reverse merger. As adjusted, Mr. Van Praag has the option to purchase 1,000,000 shares of our common stock at an exercise price of US$0.10 per share, which expires on December 31, 2011. Under his employment agreement, Mr. Van Praag is also eligible to participate in a salary savings plan, a pension plan, disability insurance and health insurance.

Henk J. Buurman. VDB Pacific B.V., through its duly authorized statutory director, Henk Buurman, entered into a management agreement with Collexis B.V. on October 27, 2005 to serve as director of Collexis B.V. This agreement was entered into for an indefinite period. Upon Mr. Buurman’s appointment as an officer effective on the reverse merger, this management agreement was cancelled, and no additional amounts were charged. Mr. Buurman entered into a new employment agreement with Collexis B.V. to serve as Vice President of Strategy on February 14, 2007. This agreement with Mr. Buurman is for a term of three years.

Under the terms of his employment agreement, our board of directors determines in its sole discretion Mr. Buurman’s annual cash bonus. The board takes into account his performance during the year and the conditions under which bonuses are awarded to other members of senior management and the amount of such bonuses. On January 31, 2006, Mr. Buurman was granted an option to purchase 100,000 shares of the stock of Collexis B.V. for an exercise price of US$1.00 per share, which vest pro rata monthly over three years ending on January 30, 2008. Under his employment agreement, these options were converted to option rights to purchase 100,000 shares of the stock of Collexis B.V. for an exercise price of US$1.00 per share, and these option rights expire on December 31, 2011. Under the terms of his employment agreement, the number of shares and the exercise price were adjusted to reflect the reverse merger. As adjusted, Mr. Buurman has the option to purchase 1,000,000 shares of our common stock at an exercise price of US$0.10 per share, which expires on December 31, 2011. Mr. Buurman is also eligible to participate in a salary savings plan, a pension plan, disability insurance and health insurance.

Stephen A. Leicht. Stephen Leicht entered into an amended and restated employment agreement with Collexis, Inc. and Collexis B.V. to serve as the Director of Operations in April 2006, as amended on February 12, 2007. The April 2006 employment agreement amended and restated in its entirety a previous agreement that was entered into between the parties on January 25, 2006. The agreement with Mr. Leicht is for a term of three years, which is automatically extended for a consecutive twelve month period thereafter on the same terms and conditions, unless either party to the agreement gives written notice not to renew 180 days prior to the end of any term. Mr. Leicht’s right to receive an incentive bonus is based on the satisfaction of performance criteria as determined by Collexis B.V.’s board of directors in its sole and absolute discretion. Under the terms of his employment agreement, Mr. Leicht entered into an option agreement with Collexis B.V. on February 1, 2006, under which Mr. Leicht was granted options to purchase 100,000 shares of the common stock of Collexis B.V. These options were adjusted on the reverse merger to options to acquire 1,000,000 shares of our common stock at $0.10 per share, which expire on February 1, 2009. Under the terms of his employment agreement, Mr. Leicht is entitled to participate in all benefit programs established for other executives of Collexis, Inc.

Potential Payments Upon Termination or Change in Control

William D. Kirkland. Under the terms of his employment agreement with Collexis B.V. and Collexis, Inc., if Mr. Kirkland is terminated by mutual agreement, for cause (as described below), or at his election, he is entitled to accrued annual salary, incentive bonuses, equity based incentives, and payment for accrued but untaken vacation days.

If Mr. Kirkland is voluntarily terminated by Collexis, Inc. without cause or at his election for good reason, he is entitled to his annual base salary as determined on the termination date, plus any accrued but unpaid incentive bonuses and equity based incentives, on a regular payroll basis then in effect, for the lesser of (a) two years after the termination date or (b) the balance of the employment period. In addition, Mr. Kirkland is entitled to payment for accrued but untaken vacation days and a continuation of benefits, to the extent those benefits may be continued under each individual governing benefit plan. Collexis, Inc. is not required to provide any health care, disability or life insurance benefits to Mr. Kirkland if he is actually covered by an equivalent benefit (at the same cost to him, if any) from another employer during which continuing benefits are provided.

If Mr. Kirkland’s employment is terminated because of death or disability, Collexis, Inc. will pay his estate or himself, as the case may be, compensation including accrued annual salary, incentive bonuses, and equity based incentives through the end of the month in which such termination occurs, as well as payment for any accrued but untaken vacation days. Mr. Kirkland or his estate will also be eligible to receive any benefits which he or it are entitled to receive under the various fringe benefit plans of Collexis, Inc. for the six months following the executive’s death or disability.

Under the terms of Mr. Kirkland’s agreement, “cause” generally means:

(a)
any act or omission constituting gross negligence or gross misconduct that results in the material diminution in value of Collexis, Inc. or Collexis B.V., which he does not cure within 30 days following written notice;

(b)	his conviction or entry of a plea of nolo contendere to any felony or crime involving moral turpitude, fraud, or embezzlement; or

(c)	his material breach of the employment agreement, which, if curable, has not been cured within 10 days following written notice from Collexis, Inc.

Under the terms of Mr. Kirkland’s agreement, a “good reason” occurs if:

•	he is required to relocate more than 50 miles from his residence;

•	Collexis Inc.’s principal office is relocated via board or stockholder mandate by more than 50 miles from his residence;

•	either his compensation or benefits as described under the employment agreement are reduced, discontinued or otherwise adversely affected;

•	he is required to report to any entity or person other than Collexis Inc.’s board;

•	his duties are diminished, suspended or otherwise adversely affected for any period of time;

•
Collexis, Inc. fails to perform timely any of its obligations under or otherwise engages in any other act or omission in breach of the employment agreement and fails to cure the same within 30 days following written notice; or

•
failure of any successor to Collexis, Inc. (whether direct or indirect and whether by merger, acquisition, consolidation or otherwise) to assume, in a writing delivered to Mr. Kirkland on the assignee becoming such, the obligations of Collexis, Inc. under the employment agreement.

Under the terms of Mr. Kirkland’s nonqualified stock option agreement, all options issued under that agreement will vest on the first to occur of: (a) a change in control; (b) Mr. Kirkland’s termination of his employment for good reason as defined in his employment agreement; or (c) the company’s termination of his employment without cause.

Peter Van Praag. Under the terms of his employment agreement, except in cases of termination for the reasons described in the following sentence, Mr. Van Praag is entitled to receive guaranteed financial compensation amounting to the sum (if it is greater than zero) of: (a) 36 minus (b) the amount of full months he has been employed by the employer, to be calculated from the effective date of the employment agreement, times (c) his gross monthly salary, including any and all emoluments, commissions and pro-rated profit sharing, as well as the various bonus rights under the employment agreement. Mr. Van Praag will not be entitled to the compensation described in the preceding sentence if his termination is due to (x) a compelling cause, as defined in Section 7:678 of the Netherlands Civil Code, (y) an urgent cause, as defined in Section 7:685 of the Netherlands Civil Code, and/or (z) a voluntary leave by Mr. Van Praag that is not consented to by the employer, upon termination of his employment. During any period that he is receiving such compensation from the company, the above described compensation will be reduced on a dollar-for-dollar basis by any wages or other compensation he actually receives during the period.

In addition, under the terms of his employment agreement, in the event of (a) a change in control of the company and/or (b) termination of his employment not due to items (x) - (z) discussed above, his option rights that have not vested at that time will automatically and immediately vest.

Stephen A. Leicht. Under the terms of his employment agreement with Collexis B.V. and Collexis, Inc., if Mr. Leicht is terminated by mutual agreement, for death or disability, for cause (as described below), or by his voluntary termination, he is entitled to any base salary that is earned but unpaid, payment for accrued but untaken vacation days, vested benefits under any employee benefit plan, and any unreimbursed expenses as of the termination date.

If Mr. Leicht’s employment is terminated without cause by Collexis, Inc. or at his election for good reason, Collexis, Inc. will continue to pay his base salary for 180 days following termination. These payments will be reduced dollar-for-dollar by any wages or other compensation actually received by Mr. Leicht during the period he is receiving such severance payments.

Under the terms of Mr. Leicht’s agreement, “cause” generally means: (a) termination based on him being named as a target of or indictment for any crime constituting a felony in the jurisdiction in which it is committed, any crime involving moral turpitude (whether or not a felony), or any other violation of criminal law involving dishonesty or willful misconduct that materially injures Collexis, Inc. (whether or not a felony); (b) his substance abuse that in any manner interferes with the performance of his duties; (c) his failure or refusal to (i) perform his duties at all or in an acceptable manner, (ii) follow the lawful and proper directives of the board of directors or his supervisors that are within the scope of his duties, or (iii) comply in all material respects with Collexis, Inc.’s written policies, including, without limitation, relating to its employment of personnel, handling of confidential information or trade secrets, and trading in its securities; (d) his breach of the employment agreement or any other agreement entered into with Collexis, Inc. in connection with Collexis, Inc.’s confidential information, trade secrets, or other property; (e) misconduct that has or could discredit or damage Collexis, Inc.; or (f) his chronic absence from work for reasons other than illness.

Under the terms of Mr. Leicht’s agreement, a “good reason” occurs if:

•	either his compensation or benefits as described under the employment agreement is reduced, discontinued, or otherwise adversely affected;

•
Collexis, Inc. fails to perform timely any of its obligations under or otherwise engages in any other act or omission in breach of the employment agreement and fails to cure the same within 30 days following written notice; or

•
failure of any successor to Collexis, Inc. (whether direct or indirect and whether by merger, acquisition, consolidation or otherwise) to assume in a writing delivered to Mr. Leicht upon the assignee becoming such, the obligations of Collexis, Inc. under the employment agreement.

Under the terms of Mr. Leicht’s nonqualified stock option agreement, all options issued under that agreement will vest on the first to occur of: (a) a change in control; (b) Mr. Leicht’s termination of his employment for good reason as defined in his employment agreement; or (c) the company’s termination of his employment without cause.

Outstanding Equity Awards at Fiscal Year-End (June 30, 2007)

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
(a)	(b)	(c)	(e)		(f)

William D. Kirkland	1,216,666	1,703,334		$0.10	February 1, 2009(1)

Peter Van Praag	416,666	583,334		$0.10	January 1, 2009(2)

Henk J. Buurman	416,666	583,334		$0.10	January 1, 2009(2)

Stephen A. Leicht	416,666 50,000	583,334 250,000	$ $	0.10 0.75	February 1, 2009(3) November 1, 2009(4)

(1)
On February 1, 2006, we granted options to purchase shares of our common stock to Mr. Kirkland as compensation for continued employment. Under these options (as adjusted as a result of the reverse merger), Mr. Kirkland may purchase 2,920,000 shares at an exercise price of $0.10 per share; shares have vested or will vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February until February 1, 2009, when the final 243,335 shares will vest. The options have a three-year term.

(2)
On January 1, 2006, we granted options to purchase shares of our common stock to each of Van Praag Informatisering BV and VDB Pacific BV, entities controlled by Mr. Van Praag and Mr. Buurman, respectively, as compensation for continued service as executive officers. Under each option (as adjusted as a result of the reverse merger), the holder may purchase 1,000,000 shares at an exercise price of $0.10 per share; shares have vested or will vest quarterly in approximately equal amounts over three years on the first day of each April, July, October and January until January 1, 2009, when the final 83,335 shares will vest. The options have a 71-month term.

(3)
On February 1, 2006, we granted options to purchase shares of our common stock to Mr. Leicht as compensation for continued employment. Under these options (as adjusted as a result of the reverse merger), Mr. Leicht may purchase 1,000,000 shares at an exercise price of $0.10 per share; shares have vested or will vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February until February 1, 2009, when the final 83,335 shares will vest. The options have a three-year term.

(4)
On November 1, 2006, we granted options to purchase shares of our common stock to Mr. Leicht as compensation for continued employment. Under these options (as adjusted as a result of the reverse merger), Mr. Leicht may purchase 300,000 shares at an exercise price of $0.75 per share; shares have vested or will vest quarterly in equal amounts over three years on the first day of each February, May, August and November until November 1, 2009, when the final 25,000 shares will vest. The options have a three-year term.

Please see our discussion above for a description of potential payments to the named executives upon a change in control or termination pursuant to the employment agreements.

Director Compensation for the 12 Months Ended June 30, 2007

The following table summarizes the compensation we paid during the 12 months ended June 30, 2007 to our directors who were not officers or employees. On June 25, 2007, our board of directors appointed four new directors, to be effective the date that Collexis’ shares began trading on the OTC Bulletin Board, which occurred on July 2, 2007. The new directors were: Frank C. Carlucci, Mark Auerbach, John D. Macomber and John J. Regazzi. We pay cash compensation to our independent directors for their service as directors as follows: Mr. Carlucci, our Vice Chairman - $1,500 a month; and Mr. Auerbach, Mr. Macomber and Dr. Regazzi - $1,500 per meeting. We did not pay any cash compensation to any directors for their service as directors in the 12 months ended June 30, 2007. At June 30, 2007, the aggregate number of options outstanding for each director was as follows: Mr. Germain - 1,000,000 options; and for each of the other directors named in the table - 270,000 options.

Director Compensation for the 12 Months Ended June 30, 2007

Name	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
(a)	(d)	(g)		(h)

Mark S. Germain	278,100	120,000	(2)	398,100

Mark Auerbach	75,087	-		75,087

Frank C. Carlucci	75,087	-		75,087

John D. Macomber	75,087	-		75,087

John J. Regazzi	75,087	6,000	(3)	81,087

(1)
The amounts in column (d) reflect $578,448 we recognized for financial statement reporting purposes for the 12 months ended June 30, 2007 in accordance with SFAS 123(R) for awards granted in that period. No director listed above received grants before July 1, 2006. We adopted SFAS 123(R) effective January 1, 2006, and our audited financial statements that include the 12 months ended June 30, 2007 reflect only the expense related to stock options granted in that period. Because we were not a public company in prior years, in preparing our financial statements we used the minimum value method for valuing options we granted in those years as permitted by APB 25, SFAS 123 and SFAS 148. We were not required to expense over the vesting period the options that were granted before 2006. For purposes of the amounts shown in the above table, our compensation expense for all option grants is based on the grant date fair market value but is recognized over the period in which the director must provide services to earn the award. The assumptions under SFAS 123(R) we used in calculating these amounts for stock options granted in 2006 and prior years are as follows: we assumed a risk free interest rate range of 4.5% to 4.8%, an average expected life of 2.3 years, no dividend yield and volatility of 63.64%. Our directors will not realize any value of these awards in cash unless and until they exercise the options and sell the underlying shares.

(2)	We have an oral consulting arrangement with Mark S. Germain. Under this arrangement, we pay Mr. Germain $10,000 per month for his consulting services.

(3)	We have a consulting arrangement with John J. Regazzi. Under this arrangement, we pay Dr. Regazzi $2,000 per month for his consulting services.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of October 25, 2007 the number of shares of our common stock beneficially owned by (1) each of our directors; (2) each of our named executive officers; (3) each beneficial owner of more than 5% of our outstanding common stock; and (4) all of our executive officers and directors as a group. Unless otherwise indicated, the address for each of our directors and executive officers is in care of Collexis Holdings, Inc., 1201 Main Street, Suite 980, Columbia, South Carolina 29201.

Information relating to beneficial ownership of our common stock is based upon “beneficial ownership” concepts under applicable SEC rules. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days from October 25, 2007. Unless otherwise indicated under “Amount and Nature of Beneficial Ownership,” each person is the record owner of and has sole voting and investment power with respect to his or her shares. As described in more detail in footnote (5) below, the beneficial ownership of William D. Kirkland, our Chief Executive Officer, includes Margie Chassman’s shares of common stock that are held in a voting trust for which Mr. Kirkland serves as trustee.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Directors:

Mark S. Germain (2)	3,497,360	5.42%
Mark Auerbach (3)	570,000	*
Frank C. Carlucci (4)	936,666	1.47%
William D. Kirkland (5)	32,702,788	50.11%
John D. Macomber (6)	603,332	*
John J. Regazzi (7)	503,333	*
Peter Van Praag (8)	5,379,152	8.39%

Named Executive Officers (Non-Directors):

Henk J. Buurman (9)	2,448,532	3.82%
Stephen A. Leicht (10)	683,332	1.06%

All Directors and Executive Officers as a Group (12 persons) (11)	48,180,323	68.81%

Other 5% Stockholders:

Margie Chassman (12)	31,515,576	49.18%
Van Praag Informatisering B.V. (13)	5,379,152	8.39%

* Represents less than one percent of the outstanding shares.

(1)
Based on 63,561,210 shares outstanding as of October 25, 2007 and assumes the exercise by the indicated stockholder or group of all options to purchase our common stock held by that stockholder or group that are exercisable on or before 60 days from October 25, 2007.

(2)
Includes 1,000,000 shares of common stock issuable to Mr. Germain on the exercise of vested stock options. Also includes 2,497,360 shares of common stock owned by Margery Germain, Mr. Germain’s spouse, as to which he disclaims beneficial ownership.

(3)	Includes 270,000 shares of common stock issuable to Mr. Auerbach on the exercise of vested stock options. Also includes 300,000 shares of common stock owned by Susan Auerbach, Mr. Auerbach’s spouse.

(4)	Includes 270,000 shares of common stock issuable to Mr. Carlucci on the exercise of vested stock options.

(5)
Includes Margie Chassman’s shares of common stock that are held in a voting trust for which Mr. Kirkland, our Chief Executive Officer, serves as trustee. With regard to any matter submitted to our stockholders for a vote, the trustee must give instructions to us to the effect that the shares in the trust are being voted on such matter on a pro rata basis proportionate to all other votes actually cast. For a more detailed discussion of this voting trust, see “Certain Relationships and Related Transactions and Director Independence - Chassman Voting Trust.” Mr. Kirkland disclaims beneficial ownership of the shares held in the trust. Also includes 1,459,999 shares of common stock issuable on the exercise of vested stock options and 243,333 shares of common stock issuable on the exercise of stock options that will vest in the next 60 days.

(6)	Includes 270,000 shares of common stock issuable to Mr. Macomber on the exercise of vested stock options.

(7)	Includes 270,000 shares of common stock issuable to Dr. Regazzi on the exercise of vested stock options.

(8)
Includes 4,795,820 shares of common stock owned by Van Praag Informatisering B.V., a company in which Mr. Van Praag owns a 100% interest. Also includes 499,999 shares of common stock issuable on the exercise of vested stock options issued to Van Praag Informatisering B.V. and 83,333 shares of common stock issuable to Van Praag Informatisering B.V. on the exercise of stock options that will vest in the next 60 days.

(9)
Includes 1,865,200 shares of common stock owned by V.D.B. Pacific B.V., a company controlled by Mr. Buurman. Also includes 499,999 shares of common stock issuable on the exercise of vested stock options issued to V.D.B. Pacific B.V. and 83,333 shares of common stock issuable to V.D.B. Pacific B.V. on the exercise of stock options that will vest in the next 60 days.

(10)
Includes 499,999 shares of common stock issuable to Mr. Leicht on the exercise of vested stock options and 183,333 shares of common stock issuable on the exercise of stock options that will vest in the next 60 days.

(11)
Includes 5,696,661 shares of common stock issuable on the exercise of vested stock options and 762,495 shares of common stock issuable on the exercise of stock options that will vest in the next 60 days.

(12)
Includes Ms. Chassman’s shares of common stock that are held in a voting trust for which our Chief Executive Officer serves as trustee. With regard to any matter submitted to our stockholders for a vote, the trustee must give instructions to us to the effect that the shares in the trust are being voted on such matter on a pro rata basis proportionate to all other votes actually cast. For a more detailed discussion of this voting trust, see “Certain Relationships and Related Transactions and Director Independence - Chassman Voting Trust.” Also includes 516,120 shares of common stock issuable on the exercise of vested stock options. The address for Ms. Chassman is 445 W. 23rd Street, Apt. 16E, New York, NY 10011.

(13)
Includes 4,795,820 shares of common stock owned by Van Praag Informatisering B.V., a company in which Mr. Van Praag owns a 100% interest. Also includes 499,999 shares of common stock issuable on the exercise of vested stock options issued to Van Praag Informatisering B.V. and 83,333 shares of common stock issuable to Van Praag Informatisering B.V. on the exercise of stock options that will vest in the next 60 days.

Equity Compensation Plans

The following chart provides information regarding compensation plans (including individual compensation arrangements) under which equity securities of Collexis are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	N/A	N/A
Equity compensation plans not approved by security holders	17,151,120	$0.35	N/A
Total	17,151,120	$0.35	N/A

As of the fiscal year ending June 30, 2007, we issued options to purchase our common stock under various individual stock option agreements that were not approved by security holders.

Director Options. We used one form of Nonqualified Stock Option Agreement for nonqualified stock options that we granted to various directors of Collexis. The following directors were granted options under this form of Nonqualified Stock Option Agreement to purchase shares of our common stock:

•	Mark S. Germain - option for 1,000,000 shares;

•	Mark Auerbach - option for 270,000 shares;

•	Frank C. Carlucci - option for 270,000 shares;

•	John D. Macomber - option for 270,000 shares; and

•	John J. Regazzi - option to purchase 270,000 shares.

Under this form of Nonqualified Stock Option Agreement, the options expire five years from the date of grant, if not terminated earlier under the terms of the agreement. Options granted under this agreement vested on the date of grant and have an exercise price of $0.75 per share. With the exception of Mark Germain’s agreement, this form of Nonqualified Stock Option Agreement restated options originally granted by Collexis B.V. to these directors at an earlier date.

Post-Merger Employee Options.  We used one form of Nonqualified Stock Option Agreement for nonqualified stock options that were granted to various employees of Collexis after the reverse merger occurring on February 13, 2007.  Options granted under this agreement vest quarterly over a three-year period and expire four years from the date of grant, if not terminated earlier under the terms of the agreement. In certain of these agreements, options vest immediately upon a change in control or if the employee is terminated without cause or terminates for good reason. Under this form of agreement, we granted nine individuals/entities the option to purchase a total of 900,000 shares of our common stock at an exercise price of $0.75 per share.  In addition, we entered into an agreement with Darrell W. Gunter, our Executive Vice President and Chief Marketing Officer, under which we granted Mr. Gunter the option to purchase 750,000 shares of our common stock on the same terms described above.

Pre-Merger Employee Options.  Before the reverse merger on February 13, 2007, Collexis B.V. used one form of Nonqualified Stock Option Agreement for nonqualified stock options that were granted to various officers, directors and employees of Collexis B.V.  These options were converted in our February 2007 reverse merger to options to acquire shares of our common stock, and the exercise price and amount of shares were adjusted accordingly.  Options granted under this agreement vest quarterly over a three-year period and expire three years from the date of grant, if not terminated earlier under the terms of the agreement.  Under this form of agreement,

•	we granted to 14 individuals options to purchase a total of 2,445,000 shares of our common stock at an exercise price of $0.75 per share;

•	we granted to two individuals options to purchase a total of 50,000 shares of our common stock at an exercise price of $0.30 per share; and

•	we granted to 16 individuals/entities the option to purchase a total of 2,676,120 shares of our common stock at an exercise price of $0.10 per share.

We granted options under this form of agreement to the following officers and directors:

•	Stephen A. Leicht - option for 300,000 shares at an exercise price of $0.75 per share;

•	William D. Kirkland - option for 2,920,000 shares at an exercise price of $0.10 per share;

•	Stephen A. Leicht - option for 1,000,000 shares at an exercise price of $0.10 per share;

•	Edwin Adriannsen - options for 1,000,000 shares at an exercise price of $0.10 per share;

•	Bob J.A. Schijvenaars - options for 1,030,000 shares at an exercise price of $0.10 per share;

•	Van Praag Informatisering B.V. (owned by Peter Van Praag) - option for 1,000,000 shares at an exercise price of $0.10 per share, which, as amended by Mr. Van Praag’s employment agreement, expires 71 months from the date of grant; and

•	V.D.B. Pacific B.V. (owned by Henk Buurman) - option for 1,000,000 shares at an exercise price of $0.10 per share, which, as amended by Mr. Buurman’s employment agreement, expires 71 months from the date of grant.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Management Fees to Van Praag and Buurman

Peter Van Praag and Henk Buurman invoiced management fees of $263,823 each, for the period of July 1, 2006 to June 30, 2007. These amounts were payable under a management agreement they entered into with Collexis B.V. before they became officers, as discussed above. Upon their appointment as officers effective on the February 13, 2007 merger whereby Collexis B.V. became a wholly owned subsidiary of the company, each management agreement was cancelled, and no additional amounts were charged.

Loans from Chassman

We received a total of $650,000 in loans from Margie Chassman, our largest stockholder, for working capital purposes in June 2007. This loan did not bear any interest and was repaid in full upon the completion of the company’s private placement in July 2007, in which the company raised approximately $2,072,000.

Chassman Voting Trust

On October 15, 2007, we entered into a voting trust agreement with Margie Chassman and William D. Kirkland, our Chief Executive Officer, as trustee under the voting trust agreement. No consideration was paid in connection with the voting trust agreement. Ms. Chassman holds a total of 30,999,456 shares of our common stock, or 48.8% of the issued and outstanding common stock. Ms. Chassman is the wife of David Blech, who disclaims beneficial ownership of such securities. Mr. Blech has provided significant consulting services to us. Mr. Blech assisted in arranging the February 2007 reverse merger, and has arranged for investors to invest the majority of the funds that we have raised to date. Mr. Blech received no compensation for these services.

The voting trust agreement established a trust into which all shares held by Ms. Chassman were deposited. The voting trust agreement requires that any shares of our capital stock that are acquired by Ms. Chassman or her “family members” (including Mr. Blech) or her “affiliates,” as those terms are defined in the voting trust agreement, after the date of the voting trust agreement be immediately deposited into the trust. The voting trust terminates upon the earlier of: (a) October 15, 2017; or (b) when the shares in the trust represent less than 19% of the voting interest of our outstanding capital stock. The voting trust will not be terminated, however, if its continued existence is required by a regulatory authority - for example if required as a condition to the continued listing of our equity securities on the principal trading market for those equity securities.

The voting trust agreement does not restrict Ms. Chassman or any of her family members or affiliates from selling or pledging any of the shares deposited into the voting trust, nor does it prohibit Ms. Chassman or any of her family members or affiliates from purchasing additional shares of our common stock, provided that any shares they purchase also become subject to the voting trust agreement.

Under the voting trust agreement, the trustee of the voting trust agreement must be our Chief Executive Officer. With regard to any matter submitted to our stockholders for a vote (including by written consent), the trustee must give instructions to us (which may be done by executing and delivering a proxy) to the effect that the shares in the trust are being voted on such matter on a pro rata basis proportionate to all other votes actually cast. With respect to matters that under current or future Nevada law require approval by a class of our outstanding shares that includes the Trust Shares, the Trust Shares must be voted on a pro rata basis proportionate to all other votes of shares of that class actually cast, other than shares in the trust.

The voting agreement cannot be amended without:

•	the prior written consent of Collexis Holdings, Inc., acting by unanimous vote of the independent members of our board of directors;

•	the written approval of the independent certified accounting firm that is at the time engaged as our primary outside auditor; and

•	with respect to certain amendments directly affecting the Ms. Chassman or her family members or affiliates, the vote of a majority in interest of those persons.

Board Committees and Independence

Our board of directors currently consists of seven members. We have three standing committees:

Committee	Members

Audit Committee	Mark Auerbach (Chairman), Mark S. Germain and John J. Regazzi

Compensation Committee	John J. Regazzi (Chairman), Frank C. Carlucci and John D. Macomber

Nomination and Corporate Governance	John D. Macomber (Chairman), Frank C. Carlucci and Mark S. Germain

Our board of directors has evaluated whether each of these committee members is “independent” within the meaning of the federal securities laws concerning independence of directors generally and of members of the audit committee. Shares of our common stock are traded on the OTC Bulletin Board and not on NASDAQ or another national securities exchange. As permitted under applicable SEC rules, we have elected to apply NASDAQ standards in determining whether our directors are independent. The board has determined that Mr. Auerbach, Dr. Regazzi, Mr. Carlucci and Mr. Macomber are independent under the NASDAQ standards. In determining that Dr. Regazzi is independent, the board took into account that we have a consulting arrangement with Dr. Regazzi under which we pay him $2,000 per month for his consulting services. Therefore, a majority of our board of directors is independent, and our compensation committee is composed solely of independent directors.

The board determined that Mr. Auerbach, a member of the audit committee, meets the higher standards of independence for members of an audit committee under NASDAQ. Mr. Auerbach also meets the standards of independence for members of an audit committee under SEC rules that do not currently apply to us because our shares are traded on the OTC Bulletin Board and are not listed on an exchange. Mr. Germain is not independent under the NASDAQ standards, he does not meet the higher standards of independence for members of an audit committee under NASDAQ, and he does not meet the standards of independence for members of an audit committee under SEC rules. Dr. Regazzi does not meet the higher standards of independence for members of an audit committee under the NASDAQ standards or the standards of independence for members of an audit committee under SEC rules.

ITEM 13. EXHIBITS.

2.1
Agreement and Plan of Merger, dated February 13, 2007, by and between Technology Holdings, Inc. and Collexis Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2007).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 7, 2006).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed on February 7, 2006).

3.3	Certificate of Change, dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2007).

3.4	Articles of Merger, dated February 14, 2007 (incorporated by reference to Exhibit 3.4 to our transition report on Form 10-KSB filed on October 16, 2007).

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

10.6
Option Agreement, dated October 9, 2006, between SyynX WebSolutions GmbH, Collexis B.V. and certain other persons (incorporated by reference to Exhibit 10.13 to our transition report on Form 10-KSB filed on October 6, 2007).

10.7	Summary of Consulting Arrangement between Collexis Holdings, Inc. and Mark S. Germain (incorporated by reference to Exhibit 10.13 to our transition report on Form 10-KSB filed on October 7, 2007).

10.8	Consulting Arrangement between Collexis Holdings, Inc. and John Regazzi (incorporated by reference to Exhibit 10.8 to our transition report on Form 10-KSB filed on October 16, 2007).

10.9
Form of Collexis Holdings, Inc. Nonqualified Stock Option Agreement, by and between Collexis Holding, Inc. and certain directors (incorporated by reference to Exhibit 10.9 to our transition report on Form 10-KSB filed on October 16, 2007).

10.10
Collexis Holdings, Inc. Nonqualified Stock Option Agreement, dated June 25, 2007, by and between Collexis Holding, Inc. and Mark Germain (incorporated by reference to Exhibit 10.10 to our transition report on Form 10-KSB filed on October 16, 2007).

10.11
Collexis Holdings, Inc. Nonqualified Stock Option Agreement, dated April 1, 2007, by and between Collexis Holdings, Inc. and Darrell Gunter (incorporated by reference to Exhibit 10.11 to our transition report on Form 10-KSB filed on October 16, 2007).

10.12
Collexis Support & Maintenance Agreement, dated June 22, 2007, by and between Collexis, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.12 to our transition report on Form 10-KSB filed on October 16, 2007).

10.13
Collexis License Agreement, dated June 22, 2007, by and between Collexis, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.13 to our transition report on Form 10-KSB filed on October 16, 2007).

14.1	Collexis Holdings, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on March 30, 2007).

16.1	Letter on Change of Accountant, dated February 20, 2006 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on February 21, 2006).

16.2	Letter on Change of Accountant, dated May 24, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K/A filed on May 25, 2007).

21.1	Subsidiaries of Collexis Holdings, Inc. (incorporated by reference to Exhibit 21.1 to our transition report on Form 10-KSB filed on October 16, 2007).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer. (This certification does not apply to the financial statements of Collexis B.V. included in this transition report on Form 10-KSB/A.)

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer. (This certification does not apply to the financial statements of Collexis B.V. included in this transition report on Form 10-KSB/A.)

32.1	Section 1350 Certification. (This certification does not apply to the financial statements of Collexis B.V. included in this transition report on Form 10-KSB/A.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Independent Auditors

The following table shows the fees that we paid for services performed in the 12 month periods ended June 30, 2007 and June 30, 2006:

	12 Months Ended June 30, 2007	12 Months Ended June 30, 2006

Audit Fees	$205,563	$46,896
Audit-Related Fees	0	0
Tax Fees	13,592	3,938
All Other Fees	0	0

Total	$219,155	$50,834

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the 12 months ended June 30, 2007 and 2006, respectively, for the audit of our consolidated annual financial statements and the review of financial statements included in our quarterly reports.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the 12 months ended June 30, 2007 and 2006. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for the company and its subsidiaries.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the fiscal years 2007 and 2006.

Oversight of Accountants; Approval of Accounting Fees

Under the provisions of its charter, the audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. The charter provides that the audit committee has the sole and direct responsibility for determining the compensation of the independent auditor.

All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEXIS HOLDINGS, INC.

Dated: October 29, 2007	By:	/s/ William D. Kirkland
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

Signature	Title	Date

/s/ William D. Kirkland William D. Kirkland	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Director	October 29, 2007

/s/ * Mark Auerbach	Director	October 29, 2007

/s/ * Frank C. Carlucci	Director	October 29, 2007

/s/ * Mark S. Germain	Director	October 29, 2007

/s/ * John D. Macomber	Director	October 29, 2007

/s/ * John J. Regazzi	Director	October 29, 2007

/s/ * Peter Van Praag	Director	October 29, 2007

*By: /s/ William D. Kirkland William D. Kirkland	Attorney-in-Fact	October 29, 2007