Form 10QSB
period 2007-09-30
Collexis Holdings, Inc.
filed 2007-11-14
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                 to

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
☒ Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒ No

The number of outstanding shares of the registrant’s common stock on November 13, 2007 was 65,741,089.

Transitional Small Business Disclosure Format (Check one): ). ☐Yes  ☒ No

COLLEXIS HOLDINGS, INC.
Form 10-QSB
For the Quarter Ended September 30, 2007

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the caption “Management’s Discussion and Analysis or Plan of Operation” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to support and grow our business;
•	economic, competitive, business and other conditions in our markets;
•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in our industry;
•	changes in our business and growth strategy, capital improvements or development plans;
•	the availability of additional capital to support development;
•	currency exchange rates;
•	our ability to integrate our European operations successfully after our recent acquisition of SyynX Solutions GmbH; and
•	other factors discussed under the section entitled “Risk Factors” in our transition report on Form 10-KSB filed with the SEC or discussed elsewhere in this report.

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

Our unaudited consolidated financial statements included in this report on Form 10-QSB are as follows:

Consolidated Balance Sheet as of September 30, 2007
Consolidated Statement of Operations for the three months ended September 30, 2007 and 2006
Consolidated Statement of Comprehensive Loss for the three months ended September 30, 2007 and 2006
Consolidated Statement of Cash Flows for the three months ended September 30, 2007 and 2006
Notes to Consolidated Financial Statements

Collexis Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

September 30,
2007

ASSETS
Currents assets
Cash and cash equivalents	$599,930
Accounts receivable, net of allowance for doubtful accounts of $14,421	427,678
Prepaid expenses and other current assets	260,978
Total current assets	1,288,586

Property and equipment, at cost, net of accumulated depreciation of $449,620	268,369

Other assets
Security deposit - rent	36,201
Other long term assets	71,360
Option to purchase SyynX (Note 3)	713,600
821,161

Total Assets	$2,378,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable trade	$700,194
Accrued taxes and expenses	527,141
Deferred revenue	398,082
Total current liabilities	1,625,417

Stockholders’ equity
Common stock, par value $0.001; authorized 277,713,000 shares; 63,560,542 shares
issued and outstanding as of September 30, 2007	63,561
Additional paid-in capital	15,998,299
Accumulated other comprehensive income	34,952
Accumulated deficit	(15,344,113)
752,699

Total Liabilities and Stockholders’ Equity	$2,378,116

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue
License Revenue	$43,631	$27,212
Service Revenue	157,699	211,271
Maintenance & Support Revenue	101,752	85,729
Hardware & Hosting Revenue	13,634	3,749
Total Revenue	316,716	327,961
Expenses
Cost of License Revenue	9,603	-
Cost of Service Revenue	80,117	72,203
Cost of Maintenance & Support Revenue	137,538	130,060
Cost of Hardware & Hosting Revenue	8,454	6,288
General and administrative	1,027,032	715,793
Sales and marketing	610,703	197,951
Research and Development	302,798	182,963
	2,176,245	1,305,258
Loss before other income	(1,859,529)	(977,297)
Other income	9,408	3,241
NET LOSS	$(1,850,121)	$(974,056)

Basic and diluted common shares outstanding	61,922,690	13,270,037
Basic and diluted net loss per share	$(0.03)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.
Certain prior period amounts have been reclassified to conform to current period presentation.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statement of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Net loss	$(1,850,121)	$(974,056)
Foreign currency translation adjustment	34,952	124,856
Comprehensive loss	$(1,815,169)	$(849,200)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,850,121)	$(974,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	18,324	9,563
Compensation paid through issuance of stock options	146,362	117,772
Gain on sale of asset	(4,123)	-
Changes in operating assets and liabilities:
Accounts receivable	248,711	220,120
Allowance for bad debts	(99,981)	(66,213)
Prepaid expenses	(116,958)	(233,796)
Other receivables	10,498	(5,708)
Accounts payable	280,212	(125,207)
Accrued expenses	(284,807)	(119,926)
Deferred revenue	150,165	68,176
Net cash (used in) operating activities	(1,501,718)	(1,109,275)
Cash flows from investing activities
Acquisition of equipment	(63,906)	(8,012)
Net cash used in investing activities	(63,906)	(8,012)
Cash flows from financing activities
Loan from shareholder	(650,000)	-
Cash received on sale of stock	-	2,127,002
Fees paid to raise capital	(151,298)	-
Cash received on subscribed stock	2,806,386	-
Net cash provided by financing activities	2,005,088	2,127,002
Net increase in cash	439,464	1,009,715
Effect of exchange rate changes on cash	(26,795)	6,685
Cash and cash equivalents at beginning of period	187,261	598,922
Cash and cash equivalents at end of period	$599,930	$1,615,322

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$279	$100
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Collexis Holdings, Inc., sometimes referred to as Collexis (or “we”) in these Notes, is a global software development company headquartered in Columbia, South Carolina with operations in Geldermalsen, the Netherlands and in Cologne, Germany. Collexis develops software that supports the knowledge intensive market-building tools to search and mine large sets of information. The Collexis Engine 6.0 software enables discovery through identification, ordering and aggregation of ideas and concepts. Using public as well as proprietary thesauri of industry specific language, Collexis can create “fingerprints” of texts - such as articles, web pages, books and internal and external databases - that can be used in turn to find the most relevant information for a researcher or business professional.

Technology Holdings, Inc., which subsequently changed its name to Collexis Holdings, Inc., filed a Current Report on Form 8-K with the SEC on February 14, 2007 to report the reverse merger whereby Collexis B.V., an operating company, became a wholly owned subsidiary of Technology Holdings, Inc., a reporting shell company. Collexis B.V., which was the acquirer in the merger for accounting purposes, had a calendar fiscal year. Technology Holdings, Inc., which was the acquiree in the merger for accounting purposes, has a fiscal year that ends on June 30. Because we adopted the July-June fiscal year of Technology Holdings, Inc., the consolidated financial statements this report are for the first quarter of our fiscal year.

We have prepared the consolidated financial statements included in this report in accordance with the rules and regulations of the U.S. Securities and Exchange Commission related to interim statements. The financial information contained in this report is unaudited; however, in the opinion of management, we have included all adjustments necessary for a fair presentation of such financial information. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Collexis Holdings, Inc. and its wholly-owned subsidiaries, Collexis B.V. and Collexis, Inc., for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The company’s foreign operations’ functional currency is the applicable local currency (primarily, the Euro). Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are reflected in the statement of operations.

Under the terms of a Share Purchase Agreement described in Note 4 below, the company is required to make payments to the selling shareholders and managing directors of SyynX Solutions GmbH (“SyynX”), a German corporation, in four installments through October, 2010. Because these payment obligations are denominated in Euros, the company faces foreign exchange gains or losses which may have a significant impact on the company’s statement of operations and cash requirements in future periods.

Cash and Cash Equivalents, and Marketable Securities

The company invests its excess cash in money market funds. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Loss per Common Share

Loss per share is computed based on weighted average number of common shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the company. The shares issuable upon the exercise of stock options are excluded from the calculation of net loss per share because their effect would be anti-dilutive.

During the periods presented, the company had 17,151,120 options outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 3. OPTION TO PURCHASE SYYNX WEBSOLUTIONS

On October 9, 2006, the shareholders of SyynX granted to the company, in exchange for 500,000 euros (approximately US$700,000), the right to demand, for a two year period ending October, 2008, that these shareholders sell their shares in SyynX to the company for a purchase price of 5,000,000 euros (approximately US$7.0 million). The amounts paid can be used as a reduction of the purchase price if and when the company exercises the option. Additionally, if the merger is consummated, the company will grant 2.1 million options to purchase shares of the company’s stock to certain shareholders and employees of SyynX at an exercise price of $0.75 per share.

NOTE 4. SUBSEQUENT EVENT

On October 19, 2007, we exercised the option described in Note 3 above and entered into a Share Purchase Agreement with the shareholders and managing directors of SyynX. Under the Share Purchase Agreement, we agreed to purchase all of the capital stock of SyynX for an aggregate cash consideration of €5,923,267, or approximately US$8,488,343 at current exchange rates.

We purchased all of SyynX’s capital stock from SyynX WebSolutions GmbH and two individuals. SyynX WebSolutions GmbH owns 400,000 shares of our common stock. Under the terms of the Share Purchase Agreement, we agreed to pay the sellers in four installments as noted in the table below. We are required to pay interest at the rate of 1% per annum on the deferred portion of the purchase price beginning January 14, 2008. (Due to rounding of the payments to be made to several sellers and the reflection of a credit as noted below, the amounts below do not equal the gross amounts above.)

Payment Date	Payment Amount in Euros	Payment Amount in US Dollars at Current Exchange Rates

December 31, 2007*	€1,500,000	$2,145,975
October 1, 2008	1,485,149	2,124,579
October 1, 2009	1,224,918	1,752,306
October 1, 2010	1,212,871	1,735,072
	€5,422,938	$7,757,932

* The payment amount on December 31, 2007 reflects a €500,000 reduction in light of the termination of Collexis’ right to receive reimbursement of the €500,000 option payment previously made by Collexis B.V.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

For additional information regarding this transaction, please see our Current Report on Form 8-K dated October 19, 2007, filed with the SEC on October 25, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Collexis is a global software development company headquartered in Columbia, South Carolina with operations in Geldermalsen, the Netherlands and in Cologne, Germany. We develop software that supports the knowledge intensive market-building tools to search and mine large sets of information. Our Collexis Engine 6.0 software enables discovery through identification, ordering and aggregation of ideas and concepts. We generate our revenues primarily from licensing our software revenue, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis. Please see “Critical Accounting Policies” in this Item 2 below for an explanation of our critical accounting policies and estimates.

On October 19, 2007, we acquired SyynX Solutions GmbH (“SyynX”), a privately-held software company based in Cologne, Germany. We agreed to purchase all of the capital stock of SyynX for an aggregate cash consideration of €5,923,267, or approximately US$8,488,343 at current exchange rates. SyynX is our long-time software development partner, and we paid SyynX approximately US$852,000 in the 12 months ended June 30, 2007. We are obligated to pay the SyynX shareholders €1,500,000, or approximately $2,145,975 at current exchange rates, at December 31, 2007.

We had cash and cash equivalents of approximately $600,000 as of September 30, 2007 and approximately $2,063,000 as of November 13, 2007. For the three months ended September 30, 2007, we used a total of approximately $1,520,883 in cash in connection with operating activities. We anticipate continuing losses as we build out our platforms and develop the sales force to market our products. We will need substantial additional capital to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total Revenues. Total revenues decreased approximately $11,000, or 3.4%, to approximately $317,000 for the three months ended September 30, 2007 compared to approximately $328,000 for the three months ended September 30, 2006. This decrease was due to a decline in services delivered in the period, partially offset by increases in license, maintenance and support, and hardware and hosting revenues resulting from the expansion of efforts in the university and research markets.

License Revenue. License revenue increased approximately $17,000, or 63%, to approximately $44,000 in the three months ended September 30, 2007 as compared to approximately $27,000 in the three months ended September 30, 2006. This increase is primarily due to sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue decreased approximately $53,000, or 64.5%, to approximately $158,000 for the three months ended September 30, 2007 versus approximately $211,000 for the three months ended September 30, 2006. This decrease is due primarily to a reduction in services delivered to existing clients seeking to add profiles and libraries.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $16,000, or 18.6%, to approximately $102,000 for the three months ended September 30, 2007 as compared to approximately $86,000 in the three months ended September 30, 2006. This increase is due to an increase in the number and value of maintenance contracts sold to new licensees.

Hardware & Hosting Revenue. Hardware and hosting revenue was approximately $14,000 in the three months ended September 30, 2007 as compared to approximately $4,000 in the three months ended September 30, 2006.

Cost of License Revenue. Cost of license revenue was approximately $10,000 in the three months ended September 30, 2007, due to third party license fees charged on some products.

Cost of Service Revenue. Cost of service revenue increased approximately $8,000, or 11.1%, to approximately $80,000 for the three months ended September 30, 2007 versus approximately $72,000 for the three months ended September 30, 2006. This increase was due to an increase in personnel costs associated with the development of our professional services staff.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue increased approximately $8,000, or 6.2%, to approximately $138,000 for the three months ended September 30, 2007 versus approximately $130,000 for the three months ended September 30, 2006, primarily composed of minor variances in third party support costs.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $8,000 in the three months ended September 30, 2007, compared to approximately $6,000 in the three months ended September 30, 2006.

General & Administrative Costs. General and administrative costs increased to approximately $1.0 million for the three months ended September 30, 2007, compared to approximately $720,000 for the three months ended September 30, 2006, an increase of $311,000, or 43.4%. This increase is due primarily to the expansion of our global headquarters in Columbia, South Carolina, including higher costs associated with:

•	compensation expense, which reflects an approximately $29,000 increase in stock option costs and an approximately $80,000 increase in cash compensation; and
•	professional fees associated with our public company requirements.

Sales & Marketing. Sales and marketing costs increased to approximately $611,000 for the three months ended September 30, 2007 as compared to approximately $198,000 in the three months ended September 30, 2006. This increase is due primarily to the salary and travel costs associated with the enhanced efforts of an expanded sales and marketing team, which grew from three full-time employees as of September 30, 2006 to 12 full-time employees and a Chief Marketing Officer as of September 30, 2007, as well as an increase in expenses incurred in the expansion of our global marketing efforts during the period.

Research & Development. Research and development costs increased to approximately $303,000 for the three months ended September 30, 2007, compared to approximately $183,000 for the three months ended September 30, 2006, an increase of $120,000, or 65.6%. This increase is due to increases in salary, travel and related personnel costs associated with the expansion of our operations and the continued efforts to develop our Collexis 6.0 engine.

Total Expenses and Net Loss. As a result of the above factors, total expenses increased to approximately $2.2 million for the three months ended September 30, 2007 as compared to approximately $1.3 million for the three months ended September 30, 2006. Our net loss increased to approximately $1.85 million for the three months ended September 30, 2007 versus a net loss of approximately $970,000 for the three months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of approximately $600,000. Our working capital deficit as of September 30, 2007 was approximately $(340,000), versus working capital of approximately $1.6 million at September 30, 2006, representing a decrease in working capital of approximately $1.26 million. As of June 30, 2007 we had working capital of approximately $550,000, representing a decrease in working capital of approximately $890,000 during the three months ended September 30, 2007. As of September 30, 2007, we had no outstanding debt.

During the three months ended September 30, 2007, we used net cash of $1.5 million for operating activities, primarily for developing our Collexis 6.0 engine, building out our worldwide headquarters and adding to our sales and marketing staff. We used additional cash of $64,000 for investing activities, primarily for the purchase of capital assets related to the continued expansion of our facilities. During the three months ended September 30, 2007, net cash provided by financing activities was approximately $2.0 million. We received net cash proceeds of approximately $2.65 million arising from stock subscriptions, and we used cash of $650,000 to repay a series of loans obtained in June 2007 from a shareholder.

As of November 13, 2007, we had cash and cash equivalents of approximately $2,063,000, not including cash at our recently-acquired Syynx subsidiary in Germany. This amount reflects the closing on November 9, 2007 of another private offering in which we sold 2,179,880 shares at a price of $0.75 per share, or $1,634,910 in total. Our management expects that with our present negative cash flows from operating activities and our current level of cash, we will require additional working capital to continue to grow our operations, develop our products or pursue acquisitions and comply with our reporting obligations as a public company. We are also obligated to pay the SyynX shareholders €1,500,000, or approximately $2,145,975 at current exchange rates, at December 31, 2007. As a result, we must seek additional capital to meet these working capital and acquisition-related needs.

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

Critical Accounting Policies

Management has based this discussion and analysis of financial condition and results of operations on our consolidated financial statements. The preparation of these consolidated financial statements in accordance with generally accepting accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its critical accounting policies and estimates on a periodic basis.

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

Development Costs. Our policy is to charge the costs of software development to the year in which these costs occurred. We establish technological feasibility and completion of the existing Engine. Generally, costs related to projects that reach technological feasibility upon completion of a working model are not capitalized, because the period between establishment of the working model and general availability is of short duration. The nature of our current development for software products is generally such that we can measure technological feasibility most effectively using the working model method, in which the time between establishment of a working model and general availability is short, which results in no costs that qualify for capitalization.

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

ITEM 3A(T) CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William D. Kirkland, as of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition, after September 30, 2007:

•
We determined that the unaudited financial statements of Collexis B.V. for the nine months ended September 30, 2006 included in a Current Report on Form 8-K dated February 14, 2007 could no longer be relied upon because they did not properly reflect the application of FASB No. 123(R) and improperly reflected a deferred tax asset. We filed an amendment to that Form 8-K report on October 24, 2007.

•
We determined that the unaudited financial statements of Collexis Holdings, Inc. for the three and nine months ended March 31, 2007 included in the Quarterly Report on Form 10-QSB of Collexis for the periods ended March 31, 2007 could no longer be relied upon because they did not properly reflect the application of FASB No. 123(R) and improperly reflected a deferred tax asset. We filed an amendment to that Form 10-QSB Quarterly Report on October 25, 2007.

•
We determined that the audited financial statements for the six months ended June 30, 2007 and the year ended December 31, 2006 included in the transition report on Form 10-KSB filed on October 16, 2007 contained errors. We restated these audited financial statements in our Amendment No. 1 to the transition report on Form 10-KSB, filed on October 29, 2007.

We believe that our failure to prepare and file the reports described above with the SEC accurately and within the time periods specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures. We are in the process of improving our disclosure controls and procedures and are implementing other remediation measures that include the following:

•
We hired experts from Intersect CFO, LLC to strengthen our disclosure controls and procedures, under the supervision of Scott R. Meyerhoff. Mr. Meyerhoff is one of the founding partners of Intersect CFO, LLC. Mr. Meyerhoff was executive vice president and chief financial officer of Infor Global Solutions, Inc., a global provider of enterprise software solutions, from April 2004 until May 2005 and served as chief financial officer for InterCept, Inc. from January 1998 until March 2004. Mr. Meyerhoff is a certified public accountant and has extensive experience in accounting for mergers and acquisitions.

•	We have hired new corporate counsel to assist us in the preparation, review and filing of required SEC documents to strengthen our disclosure controls and procedures.

•	We are in the process of hiring a new chief financial officer.

•
We have recently formed a new independent audit committee composed of Mark Auerbach (Chairman), Frank Carlucci and John Macomber, each of whom has extensive experience in serving as the CFO or CEO of large public companies. The new audit committee reviewed this report and discussed it with management and our independent auditors.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material litigation at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have reported on Form 8-K all sales of unregistered securities that we made in the quarter ended September 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 9, 2007, we closed the sale of 2,179,880 shares of common stock at $0.75 per share to qualified investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933. We received gross proceeds from the offering of $1,634,910. We have used and intend to continue to use the proceeds from the offering for working capital. All of the purchasers were accredited investors, and there was no general solicitation. The share certificates evidencing the purchased shares will be affixed with a legend to indicate that the shares were sold in a private offering and their transfer is restricted.

ITEM 6. EXHIBITS

Exhibit No.	Description

31	Certifications of William D. Kirkland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of William D. Kirkland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007

COLLEXIS HOLDINGS, INC.

By:	/s/ William D. Kirkland
William D. Kirkland Chief Financial Officer (The registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)