Form 10QSB
period 2007-12-31
Collexis Holdings, Inc.
filed 2008-02-14
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ________

Commission File No. 001-33495

COLLEXIS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0987069
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of outstanding shares of the registrant’s common stock on February 12, 2008 was 74,145,074.

Transitional Small Business Disclosure Format (Check one):   ☐Yes     ☒ No

COLLEXIS HOLDINGS, INC.
Form 10-QSB
For the Quarter Ended December 31, 2007

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the caption “Management’s Discussion and Analysis or Plan of Operation” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to pay the deferred payment obligations we owe and to support and grow our business;
•	our ability to integrate our European operations successfully after our recent acquisition of SyynX Solutions GmbH;
•	our ability to integrate our recent acquisition of Lawriter;
•	our ability to enhance the products and services of Lawriter’s Casemaker® online legal research service;
•	our ability to increase participation in and generate revenues from our new BioMedExperts social networking website;
•	competition in our industry;
•	changes in our business and growth strategy, capital improvements or development plans;
•	whether our research and development efforts will produce software products that will be attractive to our customers and profitable to us;
•	currency exchange rates; and
•
other factors discussed under (a) the section of Item 2 below entitled “Risk Factors” and (b) the section entitled “Risk Factors” in our transition report on Form 10-KSB, as amended, filed with the SEC or discussed elsewhere in this report.

The cautionary statements made in this report are intended to apply to all related forward-looking statements wherever they may appear in this report.

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

Our unaudited consolidated financial statements included in this report on Form 10-QSB are as follows:

Consolidated Balance Sheet as of December 31, 2007
Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006
Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements

Collexis Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

December 31,
2007

ASSETS
Currents assets
Cash and cash equivalents	$1,078,631
Accounts receivable, net of allowance for doubtful accounts of $2,651	1,533,635
Prepaid expenses and other current assets	424,677
Total current assets	3,036,943

Property and equipment, at cost, net of accumulated depreciation of $507,665	408,188

Intangibles, net of accumulated amortization of $212,393	5,054,056

Goodwill	3,904,433

Other assets	111,005

Total Assets	$12,514,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable trade	$841,756
Accrued expenses	1,093,072
Deferred revenue	710,821
Deferred tax liability, net	11,645
Current portion of deferred purchase price	2,047,082
Total current liabilities	4,704,376

Non-current liabilities
Deferred tax liability	1,595,396
Deferred purchase price	3,041,020
Total non-current liabilities	4,636,416

Total liabilities	9,340,792

Stockholders’ equity
Common stock, par value $0.001; authorized 100,000,000 shares; 70,045,089 shares
issued and outstanding as of December 31, 2007	70,045
Additional paid-in capital	21,101,591
Accumulated other comprehensive income	256,066
Accumulated deficit	(18,253,869)
3,173,833

Total Liabilities and Stockholders’ Equity	$12,514,625

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue
License Revenue	$234,906	$18,665	$278,371	$45,877
Service Revenue	589,680	441,472	658,569	652,743
Maintenance & Support Revenue	95,225	76,901	276,550	166,559
Hardware & Hosting Revenue	37,604	5,007	50,687	8,759
Total Revenue	957,415	542,045	1,264,177	873,938
Cost of Revenue
Cost of License Revenue	33,986	929	42,975	929
Cost of Service Revenue	263,206	232,614	338,373	300,884
Cost of Maintenance & Support Revenue	75,051	180,023	209,802	310,083
Cost of Hardware & Hosting Revenue	29,287	5,365	37,219	11,827
Total Cost of Revenue	401,530	418,931	628,369	623,723
Gross Profit	555,885	123,114	635,808	250,215
Operating expenses
General and administrative	2,119,747	1,317,819	3,246,456	2,172,275
Sales and marketing	799,692	93,256	1,407,904	179,110
Research and Development	511,143	199,921	778,521	399,842
Total operating expenses	3,430,582	1,610,996	5,432,881	2,751,227
Operating loss	(2,874,697)	(1,487,882)	(4,797,073)	(2,501,012)
Other income	166	27,374	162	30,228
Loss before interest expense	(2,874,531)	(1,460,508)	(4,796,911)	(2,470,784)
Interest expense	(104,582)	-	(95,041)	-
Loss before income tax benefit	(2,979,113)	(1,460,508)	(4,891,952)	(2,470,784)
Tax benefit	135,550	-	132,072	41,635
NET LOSS	$(2,843,563)	$(1,460,508)	$(4,759,880)	$(2,429,149)

Basic and diluted common shares outstanding	65,976,003	13,270,037	63,949,494	13,270,037
Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.07)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.
Certain prior period amounts have been reclassified to conform to current period presentation.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss	$(2,843,563)	$(1,460,508)	$(4,759,880)	$(2,429,149)
Foreign currency translation adjustment	221,112	(83,688)	229,981	(280,918)
Comprehensive loss	$(2,622,451)	$(1,544,196)	$(4,529,899)	$(2,710,067)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,759,880)	$(2,429,149)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	256,201	12,659
Compensation paid through issuance of stock options	393,230	117,772
Loss on disposition of assets	15,086	-
Changes in operating assets and liabilities, net of acquired items:
Accounts receivable	(477,128)	41,511
Prepaid expenses	(227,880)	(250,379)
Other receivables	79,125	(53,873)
Other assets & deferred charges	-	(658,650)
Deferred tax liability, net	(66,557)	-
Accounts payable	394,118	218,123
Accrued expenses	184,382	329,188
Deferred revenue	457,608	111,989
Net cash used in operating activities	(3,751,695)	(2,560,809)
Cash flows from investing activities
Additions to equipment	(180,544)	(70,098)
Acquisition of intangible	(831)	-
Acquisition of SyynX, net of cash acquired	96,719	-

Net cash used in investing activities	(84,656)	(70,098)
Cash flows from financing activities
Repayment of loan from stockholder	(650,000)	-
Partial payment on deferred obligation	(2,106,331)	-
Fees paid to raise capital	(151,298)	-
Cash received on subscribed stock	7,669,293	3,264,241
Net cash provided by financing activities	4,761,664	3,264,241
Net increase in cash and cash equivalents	925,313	633,334
Effect of exchange rate changes on cash and cash equivalents	(33,943)	(110,086)
Cash and cash equivalents at beginning of period	187,261	598,922
Cash and cash equivalents at end of period	$1,078,631	$1,122,170

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$39,616	$30,228
Income taxes	$-	$-
Non cash financing and investing activity:
Deferred obligation on acquisition of SyynX	$8,001,532	$-
Credit for option to acquire SyynX paid	$(736,450)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Collexis Holdings, Inc., sometimes referred to as Collexis (and “we,” “us,” or “our”) in these Notes, is a global software development company headquartered in Columbia, South Carolina with major operations in Cincinnati, Ohio, Geldermalsen, the Netherlands and Cologne, Germany. Collexis develops software that supports the knowledge intensive market-building tools to search and mine large sets of information. The Collexis Engine 6.0 software enables discovery through identification, ordering and aggregation of ideas and concepts. Using public as well as proprietary thesauri of industry specific language, Collexis can create “fingerprints” of texts - such as articles, web pages, books and internal and external databases – that can be used in turn to find the most relevant information for a researcher or business professional. Collexis operates several subsidiaries that support its core technology sales in the government, enterprise, and life science sectors. Collexis recently acquired an industry-dedicated subsidiary – Lawriter – which provides online legal research services to lawyers in the United States through state bar associations. Collexis now offers the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com.

Technology Holdings, Inc., which subsequently changed its name to Collexis Holdings, Inc., filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2007 to report the reverse merger whereby Collexis B.V., an operating company, became a wholly owned subsidiary of Technology Holdings, Inc., a reporting shell company. Collexis B.V., which was the acquirer in the merger for accounting purposes, had a calendar fiscal year. Technology Holdings, Inc., which was the acquiree in the merger for accounting purposes, has a fiscal year that ends on June 30. Because we adopted the July-June fiscal year of Technology Holdings, Inc., the consolidated financial statements in this report are for the second quarter of our fiscal year.

We have prepared the unaudited consolidated interim financial statements included in this report in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the SEC, including Form 10-QSB and Regulation S-B. The financial information contained in this report is unaudited; however, in the opinion of management, we have included all adjustments necessary for a fair presentation of such financial information. All such adjustments are of a normal recurring nature. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results expected for the full year ending June 30, 2008.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Collexis Holdings, Inc. and its wholly-owned subsidiaries, Collexis B.V., Collexis, Inc. and SyynX Solutions GmbH, for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The company’s fiscal year end for financial reporting is June 30. The company’s fiscal year end for income tax reporting is December 31.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the company to disclose, when reasonably attainable, the fair market values of its assets and liabilities that are deemed to be financial instruments. The carrying amounts and estimated fair values of the company’s financial instruments approximate their fair value due to their short-term nature.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates include: the valuation of shares issued for services or in connection with acquisitions; the valuation of fixed assets and intangibles and their estimated useful lives; and contingencies. The company evaluates its estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

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

The most commonly deferred elements are initial maintenance and consulting services. We recognize initial maintenance on a straight-line basis over the initial maintenance term. We determine VSOE of maintenance by using a consistent percentage of maintenance fee to license fee based on renewal rates. We recognize maintenance fees in subsequent years on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. We determine VSOE of services by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product (on CDs) is delivered to a common carrier. Occasionally, delivery occurs through electronic means whereby the company makes the software available to the customer through the company’s secure FTP (File Transfer Protocol) site. We do not offer any customers or resellers a right of return.

For software license, services and maintenance revenue, we assess whether the fee is fixed and determinable, we have performed the services and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

If a significant portion of a fee is due after the company’s normal payment terms, which are 30 to 90 days from invoice date, the fee is not considered fixed and determinable. In these cases, we recognize revenue as the fees become due.

We assess assuredness of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not ask customers for collateral. If we determine that collection of a fee is not probable, we defer the fee and recognize the revenue when collection becomes probable, which is generally when we receive payment.

Our arrangements do not generally include acceptance clauses. If an arrangement includes an acceptance provision, however, acceptance occurs upon the earliest of receipt of a written customer acceptance or expiration of the acceptance period.

We bill the majority of our training and consulting services based on hourly rates. We generally recognize revenue as we perform these services. However, when an arrangement with a customer is based on a fixed fee or requires significant work either to alter the underlying software or to build additional complex interfaces to enable the software to perform as the customer requests, we recognize the related revenue using the percentage of completion method of accounting. The percentage of completion method of accounting applies to our custom programming services, which are generally contracted on a fixed fee basis. We charge anticipated losses, if any, to operations in the period that we determine such losses are probable.

We recognize revenues from transaction fees associated with subscription arrangements, which are billable on a per transaction basis, based on the actual number of transactions processed during the period.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” we classify reimbursements received for out-of-pocket expenses as revenue.

Foreign Currency Risk

We have conducted significant sales activity through our subsidiaries based in Geldermalsen, the Netherlands and Cologne, Germany. The majority of the sales activity has occurred in the Netherlands and Germany. We have experienced foreign exchange gains and losses to date without engaging in any hedging activities.

Our foreign operations’ functional currency is the applicable local currency (primarily, the Euro). Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are reflected in the statement of operations.

Under the terms of a share purchase agreement, we are required to make payments to the selling shareholders and managing directors of SyynX Solutions GmbH in three installments through October 2010 (see Note 3 below). Because these payment obligations are denominated in Euros, we face foreign exchange gains or losses that may have a significant impact on our statement of operations and cash requirements in future periods.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents, and Marketable Securities

We invest our excess cash in money market funds. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. We amortize the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, which is 5 years.

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

We had 19,237,630 options outstanding at December 31, 2007 and 13,181,120 options outstanding at December 31, 2006 that could potentially dilute basic earnings per share in the future, but we excluded those options from the computation of diluted loss per share because their effect would have been anti-dilutive.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

guidance is effective for fiscal years beginning after December 15, 2006. We have adopted the guidance but do not expect it to have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which is a revision of FASB SFAS No. 141, “Business Combinations.” This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of SFAS No. 141R for acquisitions that occur on or after September 1, 2009.

Income Taxes

Income taxes are accounted for under the asset and liability method. The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

NOTE 3.	ACQUISITION OF SYYNX SOLUTIONS

On October 19, 2007, we entered into a Share Purchase Agreement with the shareholders and managing directors of SyynX Solutions GmbH (“SyynX”), for an aggregate cash consideration of €5,923,267, or approximately $8,488,343 at then current exchange rates. We are required to make these payments in installments over three years as follows (due to rounding of the payments to be made to several sellers, the reflection of a credit as noted below, and changes in the exchange rate as of December 31, 2007, the amounts below do not equal the gross amounts above):

Payment Date	Payment Amount in Euros	Scheduled Payments in US Dollars at 12-31-07 Exchange Rates	Remaining Payments in US Dollars at 12-31-07 Exchange Rates

December 31, 2007*	€1,500,000	$2,145,975	$-
October 1, 2008	1,485,149	2,187,476	2,187,476
October 1, 2009	1,224,918	1,804,182	1,804,182
October 1, 2010	1,212,871	1,786,438	1,786,438

	€5,422,938	$7,924,071	$5,778,096

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

*
The payment amount on December 31, 2007, which we made as scheduled, reflected a €500,000 reduction in light of the termination of Collexis’ right to receive reimbursement of the €500,000 option payment previously made by Collexis B.V.

We are required to pay interest at the rate of 1% per annum on the deferred portion of the purchase price beginning January 14, 2008. Although we do not have an obligation to pay interest until such time, we have recorded an imputed interest expense on the balance due, calculated from the date of purchase through the end of the period presented in this report. We have based this calculation on an implied interest rate of prime + 2%, or 8% per annum. Considering other companies of our size and experience, we believe this market rate is appropriate. On December 28, 2007, we made the first payment of $2,145,975.

The total of remaining payments, $5,778,096, represents the actual payment amounts due on their respective due dates, calculated at December 31, 2007 exchange rates. The calculation of deferred purchase price on our financial statements at December 31, 2007, $5,088,102, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $689,994 represents the value of imputed interest.

The operating results of SyynX are included with ours beginning October 19, 2007. The following pro forma information reflects the impact on our statements of operations had the acquisition occurred on July 1, 2007 and 2006, respectively:

Collexis Holdings, Inc.
Consolidated summary pro forma data

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006

Revenue - as reported	$957,415	$542,045	$1,264,177	$873,938
Revenue - pro forma	$992,502	$577,132	$1,469,295	$1,079,053

Net loss - as reported	$(2,843,563)	$(1,460,508)	$(4,759,880)	$(2,429,149)
Net loss - pro forma	$(2,894,759)	$(1,511,704)	$(5,109,058)	$(2,778,330)

Net loss per share - as reported	$(0.04)	$(0.11)	$(0.07)	$(0.18)
Net loss per share - pro forma	$(0.04)	$(0.11)	$(0.08)	$(0.21)

The transaction is accounted for in accordance with SFAS No. 141, “Business Combinations.” The preliminary purchase price allocation, as of the purchase date, is as follows:

Purchase Price:
Deferred purchase price	$7,029,308
Exercise of option	712,550
Direct costs of acquisition	48,929
Less SyynX cash on hand	(154,036)

Total purchase price	$7,636,751

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Value assigned to assets and liabilities:
Assets:
Accounts receivable	461,756
Prepaid and other assets	59,652
Deferred tax assets	48,005
Property and equipment	71,435
Trade name (estimated useful life of five years)	1,090,000
Acquired technology (estimated useful life of five years)	4,004,733
Goodwill/unidentified intangibles	3,777,723
Liabilities:
Accounts payable	(21,183)
Income taxes payable	(127,876)
Deferred tax liability	(1,608,479)
Other liabilities	(119,015)

Total net assets	$7,636,751

We continue to evaluate and value the identifiable intangible assets and acquisition costs of SyynX. Thus, this preliminary allocation is subject to refinement, as permitted for a period of 12 months from the date of acquisition.

In connection with the transactions contemplated by the SyynX share purchase agreement, we granted to each of the three managing directors of SyynX as a condition to their employment agreements an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.75 per share. We granted options to purchase a total of 3,000,000 shares. The options have a term of eight years. The options vested or will vest as follows: options to purchase 16,666 shares vested on October 19, 2007; options to purchase 16,666 shares vested or will vest each month through August 19, 2012, and options to purchase the final 16,706 shares will vest on September 19, 2012.

NOTE 4.	INTANGIBLE ASSETS AND GOODWILL

As a result of our acquisition of SyynX, we recorded intangible assets and goodwill. The amortizable intangible assets include trade name and acquired technology, recorded at fair value with estimated useful lives of 5 years. Goodwill reflects the excess of the purchase price over the net assets acquired in the transaction. Goodwill is not amortized but tested for impairment annually under the rules prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We will test for impairment at the conclusion of our fiscal year in June 2008.

NOTE 5.	SUBSEQUENT EVENTS

License and Publishing Agreement with VersusLaw

On January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc., under which we acquired a non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions. In exchange for the rights granted to us under the agreement, we paid to VersusLaw a licensing fee of $1,385,000, which was composed of: $100,000 in cash; a secured promissory note for $650,000; and 846,666 shares of our common stock with an agreed value of $0.75 per share, or $635,000. The principal of the note is due on February 18, 2008. If the note is not paid by that date, the outstanding principal will begin to accrue interest at a default rate of 18% per annum. The note is secured by our accounts receivables. We sold the shares of our common stock to VersusLaw under an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The agreement gives us the non-exclusive right to advertise and distribute copies of the data to end users, and to permit our customers to download, print and electronically copy the data. The term of the license granted to Collexis is perpetual, without payment of any additional licensing fees.

Acquisition of Lawriter LLC, Owner of Casemaker® Legal Online Research Service

On February 1, 2008, we acquired Lawriter LLC (“Lawriter”), an Ohio limited liability company that provides online legal research services to a consortium of bar associations under the name Casemaker®. We purchased all of the limited liability company interests in Lawriter from OSBA.COM LLC, an Ohio limited liability company (“OSBA”), and the Institute of Legal Publishing, Inc., an Ohio corporation f/k/a Lawriter Corporation (“Lawcorp”), for an aggregate consideration of $9,000,000, or $4,500,000 to each of the sellers, plus an Earnout, if any.

Under the terms of the purchase agreement, at the closing:

•	we made a cash payment of $1,125,000 to OSBA;
•	we made a cash payment of $500,000 to Lawcorp; and
•	we issued 666,666 unregistered shares of our common stock at an agreed-upon value of $0.75 per share, or $500,000, to Lawcorp in a private offering.

We also agreed to pay Lawcorp $500,000 on or before February 8, 2008, which obligation we have mutually agreed to extend until February 27, 2008. In addition, we agreed to pay a total of $1,255,000 to OSBA and $3,000,000 to Lawcorp, with the remaining balance to each seller to be paid in four equal installments, respectively, as listed in the following table.

Seller	Payment Date	Payment Amount

OSBA	May 1, 2008	$313,750
	August 1, 2008	313,750
	November 1, 2008	313,750
	February 1, 2009	313,750
		$1,255,000

Lawcorp	February 1, 2009	$750,000
	February 1, 2010	750,000
	February 1, 2011	750,000
	February 1, 2012	750,000
		$3,000,000

With respect to the remaining $2,120,000 consideration due to OSBA, the Agreement provides that we may either:

(a)
credit against the balance of that consideration the monthly fee that would otherwise be payable by the Ohio State Bar Association to Lawriter for the 60 months following the closing (which is estimated to equal a credit of approximately $424,000 per twelve month period or $2,120,000 in total) or

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(b)
pay all or any portion of the balance directly to OSBA on a monthly basis for the 60 months following the closing, in which case the Ohio State Bar Association would resume making payments to Lawriter in the ordinary course of business.

Under the terms of the Agreement, we also agreed to pay the Earnout, if any, on a pro rata basis to OSBA and Lawcorp within 20 days following the end of each calendar quarterly period within the Earnout period. The Earnout period:

•
begins on the earlier occurrence of (a) the first day of that calendar month on which the aggregate Net Sales derived from the products and services that we acquired under the terms of the Agreement, including intellectual property rights related to the Casemaker database and software and Collexis-related technology and enhancements that we intend to offer to our customers and clients (collectively, “Legal Research Services”), have been at least $2,750,000 for each of the previous three consecutive calendar months following the closing or (b) the first day of the 18th month following the closing; and

•	ends on the last day of the 60th calendar month thereafter.

The term “Net Sales” means gross revenues derived from Legal Research Services less returns, discounts, allowances, sales taxes and bad debt reserves, as determined in accordance with U.S. generally accepted accounting principles. The term “Earnout” means a lump sum cash payment equal to the product of (x) the Earnout percentage of 3.75%, or 3.9% in certain circumstances, multiplied by (y) Net Sales derived from Legal Research Services during each calendar quarterly period within the Earnout period, reduced by any payment we may be required to make to the consortium of bar associations under the terms of their respective license agreements with Lawriter. The aggregate of any or all Earnout payments, however, cannot exceed $15,000,000.

Sale of Common Stock in Private Offering

On February 1, 2008, we closed the sale of 2,453,333 shares of common stock at $0.75 per share to a single investor in a private offering under the exemption from registration contained in Section 4(2) of the Securities Act of 1933. We received gross proceeds from the offering of approximately $1,840,000. No placement fees were payable in connection with this offering. We used the proceeds to pay the cash consideration in the Lawriter acquisition described above and for working capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Summary of Our Business. Collexis is a global software development company headquartered in Columbia, South Carolina with operations in Geldermalsen, the Netherlands, Cologne, Germany and Cincinnati, Ohio. We recently acquired Lawriter, the leading legal online research provider to the small and medium law firm market. We now offer the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com. We develop software that supports the knowledge intensive market-building tools to search and mine large sets of information. Our Collexis Engine 6.0 software enables discovery through identification, ordering and aggregation of ideas and concepts. We generate our revenues primarily from licensing our software revenue, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis. Please see “Critical Accounting Policies” in this Item 2 below for an explanation of our critical accounting policies and estimates.

Acquisition of SyynX. On October 19, 2007, we acquired our long-time software development partner, SyynX Solutions GmbH (“SyynX”), a privately-held software company based in Cologne, Germany. We agreed to purchase all of the capital stock of SyynX for an aggregate cash consideration of €5,923,267, or approximately $8,488,343 at then current exchange rates. We paid SyynX approximately $852,000 in the 12 months ended June 30, 2007 for development, customer support, and related services. Our consolidated financial results reflect the financial results of SyynX beginning on October 19, 2007.

Licensing and Publishing Agreement with VersusLaw, Inc. On January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc., under which we acquired a non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions. In exchange for the rights granted to us under the agreement, we paid to VersusLaw a licensing fee of $1,385,000, which was composed of: $100,000 in cash; a secured promissory note for $650,000; and 846,666 shares of our common stock with an agreed value of $0.75 per share, or $635,000. The principal of the note is due on February 18, 2008.

Acquisition of Lawriter LLC. On February 1, 2008, we acquired Lawriter LLC (“Lawriter”), an Ohio limited liability company that provides online legal research services to a consortium of bar associations under the name Casemaker®. We purchased all of the limited liability company interests in Lawriter for an aggregate consideration of $9,000,000, or $4,500,000 to each of the sellers, plus an Earnout, if any.

For more information about our acquisitions of SyynX and Lawriter and our license agreement with VersusLaw, please see Notes 3 and 5 to the consolidated unaudited financial statements included in Part I, Item 1, in this quarterly report.

Need for Additional Capital. We had cash and cash equivalents of approximately $1,079,000 as of December 31, 2007 and approximately $932,000 as of February 13, 2008. For the six months ended December 31, 2007, we used a total of approximately $3,752,000 in cash in connection with operating activities. We anticipate continuing losses as we build out our platforms and develop the sales force to market our products. In addition, we must make payments totaling approximately $4,850,000, plus interest, in the next 12 months under the terms of the transactions described above. Accordingly, we will need substantial additional capital for these purposes as well as to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Total Revenues. Total revenues increased approximately $415,000, or 76.6%, to approximately $957,000 for the three months ended December 31, 2007 compared to approximately $542,000 for the three months ended December 31, 2006. This increase was due primarily to an increase in license revenues generated as a result of increased efforts in the university and research markets, as well as additional service revenues from SyynX.

License Revenue. License revenue increased approximately $216,000 to approximately $235,000 for the three months ended December 31, 2007 as compared to approximately $19,000 for the three months ended December 31, 2006. This increase is primarily due to sales of new licenses and subscriptions in the university and research markets.

Service Revenue. Service revenue increased approximately $149,000, or 33.8%, to approximately $590,000 for the three months ended December 31, 2007 versus approximately $441,000 for the three months ended December 31, 2006. This increase is due to an increase in services revenues from SyynX, partially offset by a minor decrease in services revenues from add-on profiles and libraries sold to other clients.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $18,000, or 23.4%, to approximately $95,000 for the three months ended December 31, 2007 as compared to approximately $77,000 for the three months ended December 31, 2006. This increase is due to an increase in the number and value of maintenance contracts sold to new licensees.

Hardware & Hosting Revenue. Hardware and hosting revenue increased approximately $33,000, to $38,000 for the three months ended December 31, 2007 as compared to approximately $5,000 for the three months ended December 31, 2006. This increase is due primarily to an increase in revenues from SyynX, as well as an increase in hosting contracts sold in the period.

Cost of License Revenue. Cost of license revenue was approximately $34,000 for the three months ended December 31, 2007 as compared to approximately $1,000 for the three months ended December 31, 2006. Cost of license revenue is primarily comprised of third party fees charged on some product sales.

Cost of Service Revenue. Cost of service revenue increased approximately $30,000, or 12.9%, to approximately $263,000 for the three months ended December 31, 2007 versus approximately $233,000 for the three months ended December 31, 2006. This increase was due to an increase in costs associated with SyynX, partially offset by an overall decrease in personnel costs associated with a reduction of our professional services staff.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased approximately $105,000, or 58.3%, to approximately $75,000 for the three months ended December 31, 2007 versus approximately $180,000 for the three months ended December 31, 2006. This decrease is due primarily to an decrease in costs associated with support personnel, partially offset by severance expense associated with staff reductions during the period.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $29,000 for the three months ended December 31, 2007, compared to approximately $5,000 for the three months ended December 31, 2006. This increase is primarily due to an increase in costs related to SyynX.

General & Administrative Costs. General and administrative costs increased to approximately $2.1 million for the three months ended December 31, 2007, compared to approximately $1.3 million for the three months ended December 31, 2006, an increase of $800,000, or 61.5%. This increase is due to the cumulative effect of the following costs:

•	an approximately $232,000 increase in depreciation and amortization expense, including $208,000 in amortization of intangibles related to the SyynX acquisition;
•	an approximately $192,000 increase in cash compensation for personnel we hired to expand our global headquarters in Columbia, South Carolina;
•	an approximately $160,000 increase in professional costs related to our being a public company in the 2007 period;
•	$120,000 in professional and other expenses related to our SyynX acquisition;
•	an approximately $27,000 increase in stock option costs; and
•	$10,000 in compensation costs for the additional SyynX personnel post-acquisition.

Sales & Marketing. Sales and marketing costs increased substantially to approximately $800,000 for the three months ended December 31, 2007 as compared to approximately $93,000 for the three months ended December 31, 2006, an increase of $707,000. This increase is due primarily to the salary and travel costs associated with the enhanced efforts of our expanded sales and marketing team, which grew via organic changes and via the SyynX acquisition from four full-time employees as of December 31, 2006 to 11 full-time employees and a Chief Marketing Officer as of December 31, 2007. The increase in sales and marketing costs in the period also reflects higher expenses we incurred in expanding our global marketing efforts, slightly offset by a reduction in sales and marketing staff.

Research & Development. Research and development costs increased to approximately $511,000 for the three months ended December 31, 2007, compared to approximately $200,000 for the three months ended December 31, 2006, an increase of $311,000, or 155.5%. This increase is due to increases in salary, travel and related personnel costs associated with the expansion of our operations and the continued efforts to develop our Collexis 6.0 engine, as well as an increase in costs related to SyynX.

Total Expenses and Net Loss. As a result of the above factors, as well as an increase in net interest expense to approximately $105,000 primarily related to our SyynX deferred consideration obligations, total expenses increased to approximately $3.9 million for the three months ended December 31, 2007 compared to approximately $2.0 million for the three months ended December 31, 2006. Our net loss increased to approximately $2.8 million for the three months ended December 31, 2007 versus a net loss of approximately $1.5 million for the three months ended December 31, 2006.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Total Revenues. Total revenues increased approximately $386,000, or 44.2%, to approximately $1.26 million for the six months ended December 31, 2007 compared to approximately $874,000 for the six months ended December 31, 2006. This increase was due primarily to an increase in license and maintenance revenues generated as a result of expansion of efforts in the university and research markets, as well as additional service revenues from SyynX.

License Revenue. License revenue increased approximately $232,000 to approximately $278,000 for the six months ended December 31, 2007 compared to approximately $46,000 for the six months ended December 31, 2006. This increase is primarily due to sales of new licenses and subscriptions in the university and research markets.

Service Revenue. Service revenue increased approximately $6,000 to approximately $659,000 for the six months ended December 31, 2007 versus approximately $653,000 for the six months ended December 31, 2006. This slight increase is due to an increase in services revenues related to SyynX, partially offset by a decrease in services revenues generated via delivery of add-on profiles and libraries sold to other clients.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $110,000, or 66.0%, to approximately $277,000 for the six months ended December 31, 2007 as compared to approximately $167,000 for the six months ended December 31, 2006. This increase is due to an increase in the number and value of maintenance contracts sold to new licensees.

Hardware & Hosting Revenue. Hardware and hosting revenue was approximately $51,000 for the six months ended December 31, 2007 as compared to approximately $9,000 for the six months ended December 31, 2006. This increase is due primarily to an increase in revenues related to SyynX, as well as an increase in hosting contracts sold in the period.

Cost of License Revenue. Cost of license revenue was approximately $43,000 for the six months ended December 31, 2007 as compared to approximately $1,000 for the six months ended December 31, 2006. Cost of license revenue is primarily comprised of third party fees charged on some of our product sales.

Cost of Service Revenue. Cost of service revenue increased approximately $37,000, or 12.3%, to approximately $338,000 for the six months ended December 31, 2007 compared to approximately $301,000 for the six months ended December 31, 2006. This increase was due to an increase in costs related to SyynX, partially offset by an overall decrease in personnel costs associated with a reduction of our professional services staff.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased approximately $100,000, or 32.3%, to approximately $210,000 for the six months ended December 31, 2007 versus approximately $310,000 for the six months ended December 31, 2006. This decrease is due primarily to a decrease in costs associated with support personnel, partially offset by severance expense associated with staff reductions during the period.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $37,000 for the six months ended December 31, 2007, compared to approximately $12,000 for the six months ended December 31, 2006. This increase is primarily due to an increase in costs related to SyynX.

General & Administrative Costs. General and administrative costs increased to approximately $3.2 million for the six months ended December 31, 2007, compared to approximately $2.2 million for the six months ended December 31, 2006, an increase of $1.0 million, or 45.5%. This increase is due primarily to the cumulative effect of the following costs:

•	an approximately $238,000 increase in depreciation and amortization expense, including $203,000 in amortization of intangibles related to the SyynX acquisition;
•	an approximately $222,000 increase in cash compensation for personnel we hired to expand our global headquarters in Columbia, South Carolina;

•	an approximately $213,000 increase in professional costs related to our being a public company in the 2007 period;
•	$90,000 in professional and other expenses related to our SyynX acquisition;
•	$66,000 in professional costs related to the Lawriter acquisition and the VersusLaw transaction;
•	an approximately $55,000 increase in stock option costs; and
•	$10,000 in compensation costs for the additional SyynX personnel post-acquisition.

Sales & Marketing. Sales and marketing costs increased to approximately $1.4 million for the six months ended December 31, 2007 as compared to approximately $179,000 for the six months ended December 31, 2006, an increase of $1.2 million. This increase is due primarily to the salary and travel costs associated with the enhanced efforts of our expanded sales and marketing team, which grew via organic changes and via the SyynX acquisition from four full-time employees as of December 31, 2006 to 11 full-time employees and a Chief Marketing Officer as of December 31, 2007. The increase in sales and marketing costs in the period also reflects higher expenses we incurred in expanding our global marketing efforts, slightly offset by a reduction in sales and marketing staff.

Research & Development. Research and development costs increased to approximately $779,000 for the six months ended December 31, 2007, compared to approximately $400,000 for the six months ended December 31, 2006, an increase of $379,000, or 94.0%. This increase is due to increases in salary, travel and related personnel costs associated with the expansion of our operations and the continued efforts to develop our Collexis 6.0 engine, as well as an increase in costs related to SyynX.

Total Expenses and Net Loss. As a result of the above factors, as well as an increase in net interest expense to approximately $95,000 primarily related to our SyynX deferred purchase payment obligations, total expenses increased to approximately $6.2 million for the six months ended December 31, 2007 compared to approximately $3.4 million for the six months ended December 31, 2006. Our net loss increased to approximately $4.8 million for the six months ended December 31, 2007 versus a net loss of approximately $2.4 million for the six months ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of approximately $1,079,000. Our working capital deficit as of December 31, 2007 was approximately $1,667,000, versus working capital of approximately $430,000 at December 31, 2006, representing a decrease in working capital of approximately $2,097,000. As of June 30, 2007, we had working capital deficit of approximately $550,000, representing an increase in working capital deficit of approximately $1,117,000 during the six months ended December 31, 2007. As of December 31, 2007, we had no outstanding indebtedness for borrowed money but owed approximately $5,778,000 in deferred payment obligations related to our acquisition of SyynX.

During the six months ended December 31, 2007, we used net cash of approximately $3,752,000 for operating activities, primarily for developing our Collexis 6.0 engine, building out our worldwide headquarters and adding to our sales and marketing staff. We used additional cash of approximately $85,000 for investing activities, primarily for the acquisition of SyynX and the purchase of capital assets related to the continued expansion of our facilities. During the six months ended December 31, 2007, net cash provided by financing activities was approximately $4,762,000. We received net cash proceeds of approximately $7,518,000 from sales of our common stock in private offerings, we used cash of $650,000 to repay a series of loans obtained in June 2007 from a stockholder, and we used cash of approximately

$2,106,000 to make the first scheduled payment on our deferred obligation to the selling shareholders of SyynX.

As of February 13, 2008, we had cash and cash equivalents of approximately $932,000. This amount reflects the closing on February 1, 2008 in which we sold 2,453,333 shares of common stock at a price of $0.75 per share, or $1,840,000 in total. We believe our current balance of cash, cash equivalents and short-term investments, combined with any funds generated from our operations, will be sufficient to meet our working capital and capital expenditure requirements for approximately three months based upon our estimates of funds required to operate our business during that period. With our present negative cash flows from operating activities and our current level of cash, we will require additional working capital:

•	to make payments totaling approximately $4,850,000, plus interest, in the next 12 months under the terms of the SyynX, Lawriter and VersusLaw transactions described above;
•	to fund our operations, including sales and marketing;
•	to continue to research, develop and enhance our products, particularly:

▪	the Casemaker online legal research service we recently acquired via our acquisition of Lawriter LLC;
▪	our BioMedExperts social networking website; and
▪	our other high-definition search and discovery software;

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities; and
•	to comply with our reporting obligations as a public company.

As a result, we must seek additional capital to meet these needs, but we can provide no assurances in that regard. We can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all. Please see “Risk Factors” below.

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

Income Taxes. We account for income taxes under the asset and liability method. The asset and liability method requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of such assets will not be realized. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in operations in the period that includes the enactment date.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold should be measured to determine the tax benefit to be recognized in the financial statements. FIN 48 is effective in fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning after December 15, 2006. We have adopted the guidance but do not expect it to have a significant impact on the determination or reporting of our financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which is a revision of FASB SFAS No. 141, “Business Combinations.” This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009.

RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described below as well as the risk factors discussed in Part I, Item 1, “Description of Business - Risk Factors,” of our Transition Report on Form 10-KSB, as amended, for the six months ended June 30, 2007. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We need additional capital, and it may not be available on acceptable terms, or at all. If we do not receive the additional capital we need, our financial condition and future prospects will suffer and our business could fail.

As of February 13, 2008, we had cash and cash equivalents of approximately $932,000. We believe our current balance of cash, cash equivalents and short-term investments, combined with any funds generated from our operations, will be sufficient to meet our working capital and capital expenditure requirements for approximately three months based upon our estimates of funds required to operate our business during that period. During or after that time, however, we may need to raise additional funds for the following purposes:

•	to make payments totaling approximately $4,850,000, plus interest, in the next 12 months under the terms of the SyynX, Lawriter and VersusLaw transactions described elsewhere in this report;

•	to fund our operations, including sales and marketing;
•	to continue to research, develop and enhance our products, particularly:

▪	the Casemaker online legal research service we recently acquired via our acquisition of Lawriter LLC;
▪	our BioMedExperts social networking website; and
▪	our other high-definition search and discovery software;

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities; and
•	to comply with our reporting obligations as a public company.

We cannot reassure our investors that if we need additional capital it will be available, and if so, on terms beneficial to us. Historically, we have obtained external financing primarily from sales of our common stock. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods, including deferring the creation or satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we are unable to raise additional capital or defer costs, that inability would have a material adverse effect on our financial position, results of operations and prospects, and our business could fail.

We have had a history of operating losses and will likely incur future losses. If our losses continue and we are unable to achieve profitability, our stock price will likely suffer.

We have operated at a loss since our inception. For the six months ended December 31, 2007, our net loss was approximately $4.8 million. We expect that our losses will continue for the foreseeable future. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. If we do not achieve and sustain profitability, it will likely negatively affect the market price of the common stock and our financial condition.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

Our growth strategy is partly based on making acquisitions. We have recently acquired SyynX and Lawriter, as described elsewhere in this report. We plan to continue to acquire complementary businesses, products and services if we have the capital resources to do so. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses, including our recent acquisitions, with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we acquire is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with acquisitions include:

•	the inability to centralize and consolidate our financial, operational and administrative functions with those of the businesses we acquire;
•	the diversion of our management’s attention from other business concerns;
•	our inability to retain and motivate key employees of an acquired company;
•	our entrance into markets in which we have little or no prior direct experience, such as Lawriter;

•	litigation, indemnification claims and other unforeseen claims and liabilities that may arise from the acquisition or operation of acquired businesses;
•	the costs necessary to complete integration exceeding our expectations or outweighing some of the intended benefits of the acquisitions we close;
•	the inability to maintain the customer relationships of an acquired business; and
•	the costs necessary to improve or replace the operating systems, products and services of acquired businesses exceeding our expectations.

We may be unable to integrate our acquisitions with our operations on schedule or at all. For example, we may be unable to enhance the service offerings of Lawriter as we intend. We cannot assure you that we will not incur large accounting charges or other expenses in connection with any of our acquisitions or that our acquisitions will result in cost savings or sufficient revenues or earnings to justify our investment in, or our expenses related to, these acquisitions.

We are in extremely competitive markets, and if we fail to compete effectively or respond to rapid technological change, our revenues and market share will be adversely affected.

Our business environment and the search and software industries in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Our competitors include many companies that are larger and more established and have substantially more resources than we do, such as Google, Yahoo, FASTsearch, Autonomy and Convera. In our Lawriter online legal research business, we face strong competition from Reed LexisNexis® and Westlaw®. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets that we serve. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William D. Kirkland, as of December 31, 2007, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph because we subsequently failed to file in a timely manner an amendment to our Current Report on Form 8-K dated October 19, 2007 related to our acquisition of SyynX Solutions GmbH. The due date for that amendment, which included certain required historical and pro forma financial information about SyynX, was Friday, January 4, 2007. We filed the amendment on the evening of Monday, January 7, 2008, effective January 8, 2007. We believe that our failure to timely file with the SEC the amendment to the report described above resulted from an inadequacy in our disclosure controls and procedures. The foreign accounting firm we retained to perform the required accounting work was unable to complete the required financial statements in a timely manner. To remedy this problem in connection with our acquisitions in the future, particularly if the acquired business is overseas or the accounting work must be done over a holiday period, we plan to retain an accounting firm earlier in the process to provide ample time to complete any work that is required. In that regard, we note that we acquired Lawriter LLC, a material subsidiary, on February 1, 2008 and are filing today with the SEC the required financial statements related to that acquisition.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material litigation at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have reported on Form 8-K all sales of unregistered securities that we made in the quarter ended December 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

As permitted under SEC rules, we are including in this Item 5 information that we would otherwise include in Item 1.01 of a current report on Form 8-K.

On February 1, 2008, we entered into an LLC Interests Purchase Agreement (the “Agreement”) with the members of Lawriter LLC (“Lawriter”), an Ohio limited liability company that provides online legal research services to a consortium of bar associations, including the Ohio State Bar Association. Under the Agreement, we purchased all of the limited liability company interests in Lawriter from OSBA.COM LLC, an Ohio limited liability company, and the Institute of Legal Publishing, Inc., an Ohio corporation f/k/a Lawriter Corporation (“Lawcorp”). Under the Agreement, we agreed to pay Lawcorp $500,000 on or before February 8, 2008. On that date, Lawcorp informally agreed to extend the date of payment until February 27, 2008, and on February 13, 2008, we entered into a letter agreement with Lawcorp to that effect. A copy of that letter agreement is attached as Exhibit 10.8 to this quarterly report.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1
Voting Trust Agreement by and among Margie Chassman, Collexis Holdings, Inc. and William D. Kirkland dated October 15, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 16, 2007).

10.2
Share Purchase Agreement dated October 19, 2007 by and among Collexis Holdings, Inc. and the shareholders and managing directors of SyynX Solutions GmbH (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 25, 2007).

10.3	Licensing and Publishing Agreement by and between Collexis Holdings, Inc. and VersusLaw, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2008).

Exhibit No.	Description

10.4	Secured Promissory Note by Collexis Holdings, Inc. as maker to VersusLaw, Inc. as payee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2008).

10.5
LLC Interests Purchase Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., Lawriter, Inc., Lawriter LLC, OSBA.COM LLC, and the Institute of Legal Publishing, Inc. and other ancillary parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 4, 2008).

10.6
Security Agreement dated February 1, 2008 by Lawriter LLC in favor of Institute of Legal Publishing, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 4, 2008).

10.7
Three Party Escrow Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., OSBA.COM LLC and Escrow Associates, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 4, 2008).

10.8
Letter Agreement dated February 13, 2008 between Collexis Holdings, Inc. and the Institute of Legal Publishing, Inc. related to LLC Interests Purchase Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., Lawriter, Inc., Lawriter LLC, OSBA.COM LLC, and the Institute of Legal Publishing, Inc. and other ancillary parties.

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

Date: February 14, 2007

COLLEXIS HOLDINGS, INC.

By:	/s/	William D. Kirkland
William D. Kirkland Chief Financial Officer (The registrant’s Principal Financial and Accounting Officer, who is duly authorized to sign this report)