Form 10QSB
period 2008-03-31
Collexis Holdings, Inc.
filed 2008-05-15
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________to__________

Commission File No. 001-33495

COLLEXIS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0987069
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1201 Main Street, Suite 980
Columbia, SC 29201
(Address of principal executive offices)

(803) 727-1113
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒No

The number of outstanding shares of the registrant’s common stock on May 14, 2008 was 92,793,404.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒No

COLLEXIS HOLDINGS, INC.
Form 10-QSB
For the Quarter Ended March 31, 2008

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

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the caption “Management’s Discussion and Analysis or Plan of Operation” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to pay the deferred payment obligations we owe and to support and grow our business;
•	our ability to integrate our European operations successfully after our recent acquisition of SyynX Solutions GmbH;
•	our ability to integrate our recent acquisition of Lawriter;
•	our ability to enhance the products and services of Lawriter’s Casemaker® online legal research service;
•	our ability to increase participation in and generate revenues from our new BioMedExperts social networking website;
•	whether our strategic alliance with Thomson Scientific to create a custom data mining solution for the research community will be successful;
•	competition in our industry;
•	changes in our business and growth strategy, capital improvements or development plans;
•	whether our research and development efforts will produce software products that will be attractive to our customers and profitable to us;
•	currency exchange rates; and
•
other factors discussed under (a) the section of Item 2 below entitled “Risk Factors” and (b) the section entitled “Risk Factors” in our transition report on Form 10-KSB, as amended, and in our quarterly reports on Form 10-QSB filed with the SEC or discussed elsewhere in this report.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this report on Form 10-QSB are as follows:

Consolidated Balance Sheet as of March 31, 2008

Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007

Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007

Notes to Consolidated Financial Statements

Collexis Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

March 31,
2008
ASSETS

Currents assets
Cash and cash equivalents	$264,505
Accounts receivable, net of allowance for doubtful accounts of $216,144	806,170
Prepaid expenses and other current assets	493,579
Total current assets	1,564,254

Property and equipment, at cost, net of accumulated depreciation of $587,910	525,673

Intangibles, net of accumulated amortization of $597,150	9,207,832

Goodwill	9,638,517

Other assets	119,077

Total Assets	$21,055,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable trade	$1,230,699
Accrued expenses	2,236,936
Deferred revenue	749,673
Deferred tax liability, net	58,474
Current portion of deferred purchase price	4,488,251
Total current liabilities	8,764,033

Non-current liabilities
Deferred tax liability	1,622,239
Deferred purchase price	6,334,296
Total non-current liabilities	7,956,535

Total liabilities	16,720,568

Stockholders’ equity
Common stock, par value $0.001; authorized 277,713,000 shares; 74,672,507 shares
issued and outstanding as of March 31, 2008	74,673
Additional paid-in capital	24,128,024
Accumulated other comprehensive income	630,224
Subscribed stock	920,000
Accumulated deficit	(21,418,136)
4,334,785

Total Liabilities and Stockholders’ Equity	$21,055,353

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue
License revenue	$287,360	$205,151	$618,448	$274,195
Service revenue	413,169	287,378	1,003,391	1,026,883
Maintenance & support revenue	172,725	82,946	446,676	272,532
Hardware & hosting revenue	45,218	3,080	99,568	12,928
Database subscription revenue	498,383	-	498,383	-
Total revenue	1,416,855	578,555	2,666,466	1,586,538
Cost of revenue
Cost of license revenue	4,175	12,809	47,895	12,784
Cost of service revenue	261,590	226,026	592,331	490,320
Cost of maintenance & support revenue	23,938	34,778	232,568	320,913
Cost of hardware & hosting revenue	33,011	-	69,710	11,006
Cost of database subscription revenue	173,206	-	173,206	-
Total cost of revenue	495,920	273,613	1,115,710	835,023
Gross profit	920,935	304,942	1,550,756	751,515
Operating expenses
General and administrative	2,765,879	1,759,081	6,199,667	4,276,808
Sales and marketing	750,043	66,882	2,158,386	257,615
Research and Development	276,302	249,199	1,059,930	520,008
Total operating expenses	3,792,224	2,075,162	9,417,983	5,054,431
Operating loss	(2,871,291)	(1,770,220)	(7,867,227)	(4,302,916)
Other income (expense)	3,258	-	(5,439)	-
Loss before interest income (expense)	(2,868,033)	(1,770,220)	(7,872,666)	(4,302,916)
Interest income (expense)	(168,669)	3,975	(263,541)	34,627
Loss before income tax benefit	(3,036,702)	(1,766,245)	(8,136,207)	(4,268,289)
Tax benefit	80,417	-	212,060	-
NET LOSS	$(2,956,285)	$(1,766,245)	$(7,924,147)	$(4,268,289)

Basic and diluted common shares outstanding	73,076,731	58,400,549	66,969,780	57,448,195
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.12)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.
Certain prior period amounts have been reclassified to conform to current period presentation.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss	$(2,956,285)	$(1,766,245)	$(7,924,147)	$(4,268,289)
Foreign currency translation adjustment	374,160	232,782	604,141	(48,136)
Comprehensive loss	$(2,582,125)	$1,533,463	$(7,320,006)	$(4,316,425)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,924,147)	$(4,268,289)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	648,953	33,778
Compensation paid through issuance of stock options	533,959	874,489
Loss on disposition of assets	15,183	-
Allowance for bad debts	194,391	32,160
Reduction to deferred payment obligation for revenue earned	(70,133)	-
Deferred taxes	(156,229)	-
Changes in operating assets and liabilities, net of acquired items:
Accounts receivable	168,786	659,096
Prepaid expenses	(250,727)	(442,673)
Other receivables	132,815	(26,955)
Other assets & deferred charges	-	(504,035)
Accounts payable	764,012	107,518
Accrued expenses	978,639	386,145
Deferred revenue	227,966	121,220
Net cash used in operating activities	(4,735,526)	(3,027,546)
Cash flows from investing activities
Additions to equipment	(226,853)	(102,244)
Acquisition of intangible	(105,615)	-
Acquisition of SyynX, net of cash acquired	(78,128)	-
Acquisition of Lawriter, net of cash acquired	(1,774,379)	-
Option to purchase SyynX	-	(937,510)
Net cash used in investing activities	(2,184,975)	(1,039,754)
Cash flows from financing activities
Repayment of loan from stockholder	(650,000)	-
Repayment of loan for VersusLaw	(100,000)	-
Partial payment on deferred obligation - SyynX	(2,106,331)	-
Partial payment on deferred obligation - Lawriter	(497,076)	-
Fees paid to raise capital	(231,298)	-
Cash received on stock subscriptions	920,000	-
Cash received on sale of stock	9,724,758	4,898,263
Net cash provided by financing activities	7,060,053	4,898,263
Net increase in cash and cash equivalents	138,552	830,963
Effect of exchange rate changes on cash and cash equivalents	(61,308)	(146,180)
Cash and cash equivalents at beginning of period	187,261	848,972
Cash and cash equivalents at end of period	$264,505	$1,533,755
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$43,894	$38,730
Franchise taxes	28,000	-
Non cash financing and investing activity:
Deferred obligation on acquisition of SyynX	8,583,352	-
Credit for option to acquire SyynX paid	790,000)	-
Deferred obligation on acquisition of Lawriter	6,875,000	-
Common stock issued to sellers of Lawriter	500,000	$-
Common stock issued to VersusLaw	$635,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Collexis Holdings, Inc., sometimes referred to as Collexis (and “we,” “us,” or “our”) in these Notes, is a global software development company headquartered in Columbia, South Carolina with major operations in Cincinnati, Ohio, Geldermalsen, the Netherlands and Cologne, Germany. Collexis develops software that supports the knowledge intensive market-building tools to search and mine large sets of information. The Collexis Engine 6.0 and 6.5 software enables discovery through identification, ordering and aggregation of ideas and concepts. Using public as well as proprietary thesauri of industry specific language, Collexis can create “fingerprints” of texts - such as articles, web pages, books and internal and external databases - that can be used in turn to find the most relevant information for a researcher or business professional. Collexis operates several subsidiaries that support its core technology sales in the government, enterprise and life science sectors. Collexis recently acquired an industry-dedicated subsidiary - Lawriter - that provides online legal research services to lawyers in the United States primarily through state bar associations. Collexis now offers the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com.

Technology Holdings, Inc., which subsequently changed its name to Collexis Holdings, Inc., filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2007 to report the reverse merger whereby Collexis B.V., an operating company, became a wholly owned subsidiary of Technology Holdings, Inc., a reporting shell company. Collexis B.V., which was the acquirer in the merger for accounting purposes, had a calendar fiscal year. Technology Holdings, Inc., which was the acquiree in the merger for accounting purposes, had a fiscal year that ends on June 30. Because we adopted the July-June fiscal year of Technology Holdings, Inc., the consolidated financial statements in this report are for the third quarter of our fiscal year.

We have prepared the unaudited consolidated interim financial statements included in this report in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the SEC, including Form 10-QSB and Regulation S-B. The financial information contained in this report is unaudited; however, in the opinion of management, we have included all adjustments necessary for a fair presentation of such financial information. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results expected for the full year ending June 30, 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Collexis Holdings, Inc. and its subsidiaries, Collexis B.V. and Collexis, Inc. (99.5% owned), for all periods presented. The accounts of SyynX Solutions GmbH, and Lawriter LLC are presented as of their respective purchase dates, October 19, 2007 and February 1, 2008, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents, and Marketable Securities

We invest our excess cash in money market funds. All highly liquid investments with original maturities of three months or less from date of purchase are classified as cash equivalents.

Revenue Recognition

We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize revenue from non-cancelable software licenses when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collection is probable. We recognize license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognize revenue on the delivered elements using the percentage-of-completion method.

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

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

We assess probability of collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not ask customers for collateral. If we determine that collection of a fee is not probable, we defer the fee and recognize the revenue when collection becomes probable, which is generally when we receive payment.

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

Development Costs

Our policy is to charge the costs of software development to the year in which these costs occurred. We establish technological feasibility and completion of the existing core data processing engine. Generally, costs related to projects that reach technological feasibility upon completion of a working model are not capitalized, because the period between establishment of the working model and general availability is of short duration. The nature of our current development for software products is generally such that we can measure technological feasibility most effectively using the working model method, in which the time between establishment of a working model and general availability is short, which results in no costs that qualify for capitalization.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Allowance for Doubtful Accounts

We evaluate the collectability of accounts receivable based on a combination of factors. When we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, we record a specific allowance against amounts due, thereby reducing the net receivable to the amount our management believes is probable of collection. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience.

Foreign Currency Risk

We have conducted significant sales activity through our subsidiaries based in Geldermalsen, the Netherlands and Cologne, Germany. The majority of the sales activity has occurred in the Netherlands and Germany. We have experienced foreign exchange gains and losses to date without engaging in any hedging activities.

Our foreign operations’ functional currency is the applicable local currency (primarily, the Euro). Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are reflected in general and administrative expense.

Under the terms of a share purchase agreement, we are required to make payments to the selling shareholders and managing directors of SyynX Solutions GmbH in three installments through October 2010 (see Note 3 below). Because these payment obligations are denominated in Euros, we face foreign exchange gains or losses that may have a significant impact on our net income or loss and cash requirements in future periods.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. We amortize the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, which is five to 10 years.

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

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

We had 18,347,119 options outstanding at March 31, 2008 and 15,731,120 options outstanding at March 31, 2007 that could potentially dilute basic earnings per share in the future, but we excluded those options from the computation of diluted loss per share because their effect would have been anti-dilutive.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which will become effective in 2009 via prospective application to new business combinations. SFAS No. 141(R) requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We will adopt SFAS No. 141(R) in fiscal year 2009, and its effects on future periods will depend on the nature and significance of any acquisitions subject to SFAS No. 141(R).

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of FSP FAS 157-1 to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued -SFAS- No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of SFAS No. 161, we will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. SFAS No. 161will not affect our consolidated financial statements, as it is disclosure-only in nature.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3. ACQUISITIONS

SyynX Solutions GmbH

On October 19, 2007, we entered into a Share Purchase Agreement with the shareholders and managing directors of SyynX Solutions GmbH (“SyynX”), for an aggregate cash consideration of €5,923,267, or approximately $8,488,343 at then current exchange rates. We are required to make these payments in installments over three years as follows (due to rounding of the payments to be made to several sellers, the reflection of a credit as noted below, and changes in the exchange rate as of March 31, 2008, the amounts below do not equal the gross amounts above):

Payment Date	Payment Amount in Euros	Scheduled Payments in US Dollars at 3-31-08 Exchange Rates	Remaining Payments in US Dollars at 3-31-08 Exchange Rates

December 31, 2007*	€1,500,000	$2,370,000	$-
October 1, 2008	1,485,149	2,346,535	2,346,535
October 1, 2009	1,224,918	1,935,370	1,935,370
October 1, 2010	1,212,871	1,916,336	1,916,336

	€5,422,938	$8,568,241	$6,198,241

*
The payment amount on December 31, 2007, which we made as scheduled, reflected a €500,000 reduction in light of the termination of our right to receive reimbursement of the €500,000 option payment previously made by Collexis B.V.

The total of remaining payments, $6,198,241, represents the actual payment amounts due on their respective due dates, calculated at March 31, 2008 exchange rates. The calculation of deferred purchase price on our consolidated balance sheet at March 31, 2008, $5,458,077, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $740,164 represents the value of imputed interest.

The transaction is accounted for in accordance with SFAS No. 141, “Business Combinations.” The preliminary purchase price allocation, as of the purchase date, is as follows:

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Purchase Price:
Deferred purchase price	$7,029,308
Exercise of option	712,550
Direct costs of acquisition	189,878
Less SyynX cash on hand	(154,036)

Total purchase price	$7,777,700

Value assigned to assets and liabilities:
Assets:
Accounts receivable	$461,756
Prepaid and other assets	59,652
Deferred tax assets	48,005
Property and equipment	71,435
Trade name (estimated useful life of five years)	1,090,000
Acquired technology (estimated useful life of five years)	4,004,733
Goodwill/unidentified intangibles	3,918,672
Liabilities:
Accounts payable	(21,183)
Income taxes payable	(127,876)
Deferred tax liability	(1,608,479)
Other liabilities	(119,015)

Total net assets	$7,777,700

We continue to evaluate and value the identifiable intangible assets and acquisition costs of SyynX. Therefore, this preliminary allocation is subject to refinement, as permitted for a period of 12 months from the date of acquisition.

In connection with the transactions contemplated by the SyynX share purchase agreement, we granted to each of the three managing directors of SyynX as a condition to their employment agreements an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.75 per share. We granted options to purchase a total of 3,000,000 shares. The options have a term of eight years. The options vested or will vest as follows: options to purchase 16,666 shares vested on October 19, 2007; options to purchase 16,666 shares vested or will vest each month through August 19, 2012, and options to purchase the final 16,706 shares will vest on September 19, 2012. Additionally, on February 15, 2008, we granted seven former SyynX employees and one consultant the option to purchase a total of 275,000 shares of our common stock at an exercise price of $0.75 per share, under a proportionally identical vesting schedule and as called for under the agreement.

Lawriter LLC

On February 1, 2008, we acquired Lawriter LLC (“Lawriter”), an Ohio limited liability company that provides online legal research services to a consortium of bar associations under the name Casemaker®. We purchased all of the limited liability company interests in Lawriter from OSBA.COM LLC, an Ohio limited liability company (“OSBA”), and the Institute of Legal Publishing, Inc., an Ohio corporation f/k/a Lawriter Corporation (“Lawcorp”), for an aggregate consideration of $9,000,000, or $4,500,000 to each of the sellers, plus an Earnout (as defined below), if any.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Under the terms of the purchase agreement, at the closing:

•	we made a cash payment of $1,125,000 to OSBA;
•	we made a cash payment of $500,000 to Lawcorp; and
•	we issued 666,666 unregistered shares of our common stock at an agreed-upon value of $0.75 per share, or $500,000, to Lawcorp in a private offering.

We also agreed to pay Lawcorp $500,000 on or before February 8, 2008, which obligation we mutually extended until, and paid on, February 27, 2008. In addition, we agreed to pay a total of $1,255,000 to OSBA and $3,000,000 to Lawcorp, with the remaining balance to each seller to be paid in four equal installments, respectively, as listed in the following table.

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

As of March 31, 2008, we have taken a credit of $70,798 against the outstanding consideration for the value of the monthly fees payable to us by OSBA.

Under the terms of the Agreement, we also agreed to pay the Earnout (as defined below), if any, on a pro rata basis to OSBA and Lawcorp within 20 days following the end of each calendar quarterly period within the Earnout period. The Earnout period:

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

The total of remaining payments, $6,304,202, represents the actual payment amounts due on their respective due dates. The calculation of deferred purchase price on our consolidated balance sheet at March 31, 2008, $5,364,470, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $939,732 represents the value of imputed interest.

The transaction is accounted for in accordance with SFAS No. 141. The preliminary purchase price allocation, as of the purchase date, is as follows:

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Purchase Price:
Deferred purchase price	$5,931,679
Cash paid, net	1,559,623
Direct costs of acquisition	228,756
Common shares issued	500,000
Total purchase price net of cash acquired	$8,220,058
Value assigned to assets and liabilities:
Assets:
Accounts receivable	247,676
Property and equipment	104,216
Acquired technology (estimated useful life of seven years)	1,170,000
Trade name (estimated useful life indefinite)	1,090,000
Customer contracts (estimated useful life of ten years)	726,000
Goodwill/unidentified intangibles	5,275,330
Liabilities:
Accounts payable and accrued expenses	(97,005)
Deferred revenue	(256,084)
Accrued restructuring charges	(40,075)
Total net assets	$8,220,058

We continue to evaluate and value the identifiable intangible assets and acquisition costs of Lawriter. Thus, this preliminary allocation is subject to refinement, including an increase in purchase price for the reasonably estimable value of the Earnout, as permitted for a period of 12 months from the date of acquisition.

Combined consolidated pro forma financial information

The operating results of SyynX and Lawriter are included with ours beginning October 19, 2007 and February 1, 2008, respectively. The following pro forma information reflects the impact on our statements of operations had these acquisitions occurred on July 1, 2007 and 2006, respectively:

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Collexis Holdings, Inc.
Consolidated summary pro forma data

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007

Revenue - as reported	$1,416,855	$578,555	$2,666,466	$1,586,538
Revenue - pro forma	1,666,047	1,656,081	4,379,800	4,437,370
Net loss - as reported	(2,956,285)	(1,766,245)	(7,924,147)	(4,268,289)
Net loss - pro forma	(2,929,587)	(1,593,732)	(8,388,060)	(4,013,827)

Net loss per share - as reported	(0.04)	(0.03)	(0.12)	(0.07)
Net loss per share - pro forma	$(0.04)	$(0.03)	$(0.13)	$(0.07)

NOTE 4. LICENSE AND PUBLISHING AGREEMENT WITH VERSUSLAW

On January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc. (“VersusLaw”), under which we acquired a non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions. In exchange for the rights granted to us under the agreement, we paid to VersusLaw a licensing fee of $1,385,000, which was composed of: $100,000 in cash; a secured promissory note for $650,000; and 846,666 shares of our common stock with an agreed value of $0.75 per share, or $635,000. The principal of the note was due on February 18, 2008. Under the terms of the agreement, if the note was not paid by that date, the outstanding principal would begin to accrue interest at a default rate of 18% per annum. The note is secured by our accounts receivables. On March 18, 2008, we paid $100,000 toward the outstanding principal. As of March 31, 2008, we owed $550,000 in principal and $13,000 in accrued interest. We paid the principal due of $550,000 on April 14, 2008.

The agreement gives us the non-exclusive right to advertise and distribute copies of the data to end users, and to permit our customers to download, print and electronically copy the data. The term of the license granted to us is perpetual, without payment of any additional licensing fees.

NOTE 5. SALES OF COMMON STOCK AND OPTION GRANTS

In addition to issuing shares of our common stock in the Lawriter and VersusLaw transactions as described above, we also issued shares of our common stock as follows:

On February 1, 2008, we closed the sale of 2,453,333 shares of common stock at $0.75 per share to a single investor in a private offering. We received gross proceeds from the offering of approximately $1,840,000. No placement fees were payable in connection with this offering. We used the proceeds to pay the closing cash consideration in the Lawriter acquisition described above and for working capital.

On February 27, 2008, we closed the sale of 1,226,667 shares of common stock at $0.75 per share to a single investor in a private offering. We received gross proceeds from the offering of approximately $920,000. No placement fees were payable in connection with this offering. We used the proceeds to make a $500,000 payment to Lawcorp in connection with the Lawriter acquisition described above and for working capital. Although we received the subscription proceeds and agreement on February 27, the shares were not issued by our transfer agent until April 7, which is why we reflect the offering as subscription proceeds on our consolidated balance sheet.

Collexis Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

On February 15, 2008, we granted seven employees and one consultant the option to purchase a total of 275,000 shares of our common stock at an exercise price of $0.75 per share.

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

As a result of our acquisition of SyynX, we recorded intangible assets and goodwill. The amortizable intangible assets include trade name and acquired technology, recorded at fair value with estimated useful lives of five years. Goodwill reflects the excess of the purchase price over the net assets acquired in the transaction. Goodwill is not amortized but tested for impairment annually under the rules prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As a result of our acquisition of Lawriter, we recorded intangible assets and goodwill. The amortizable intangible assets include acquired technology and customer contracts, recorded at fair value with estimated useful lives of seven and 10 years, respectively. We also recorded a trade name with an indefinite useful life. Goodwill reflects the excess of the purchase price over the net assets acquired in the transaction. Neither the trade name nor goodwill are amortized, but are tested for impairment annually under the rules prescribed by SFAS No. 144.

NOTE 7. SUBSEQUENT EVENTS

Private Offering of Common Stock Commenced in April 2008

On April 7, 2008, we initiated a private offering of up to 30,000,000 shares of common stock at $0.15 per share ($4,500,000) to our stockholders who have previously purchased shares from us in private placements. The shares were offered principally in proportion to the number of shares each investor had previously purchased at $0.75 per share. As of May 14, 2008, we have received subscription proceeds of $2,522,976 for a total of 16,819,841 shares. We accepted subscription agreements for these shares on May 14 and instructed our transfer agent to issue the shares. Each investor agreed to hold the shares purchased in the offering for a minimum of one year. No placement fees were payable in connection with this offering. We have used or will use the proceeds of this offering to make installment payments required under the terms of our recent acquisitions and for working capital.

Grant of Restricted Shares to New CFO

As of April 7, 2008, we agreed to issue 400,000 shares of restricted stock to our new Chief Financial Officer. The restricted stock will vest annually over five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Summary of Our Business. Collexis is a global software development company headquartered in Columbia, South Carolina with operations in Geldermalsen, the Netherlands, Cologne, Germany and Cincinnati, Ohio. We recently acquired Lawriter, the leading legal online research provider to the small and medium size law firm market. We now offer the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com. We develop software that supports knowledge intensive markets, building tools to search and mine large sets of information. Our Collexis Engine 6.0 and 6.5 software enables discovery through identification, ordering and aggregation of ideas and concepts. We generate our revenues primarily from licensing our software, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis.

Acquisition of SyynX. On October 19, 2007, we acquired our long-time software development partner, SyynX Solutions GmbH (“SyynX”), a privately-held software company based in Cologne, Germany. We agreed to purchase all of the capital stock of SyynX for an aggregate cash consideration of €5,923,267, or approximately $8,488,343 at then current exchange rates. We paid SyynX approximately $852,000 in the 12 months ended June 30, 2007 for development, customer support and related services. Our consolidated financial results reflect the financial results of SyynX beginning on October 19, 2007.

Licensing and Publishing Agreement with VersusLaw, Inc. On January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc. (“VersusLaw”), under which we acquired a non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions. In exchange for the rights granted to us under the agreement, we paid to VersusLaw a licensing fee of $1,385,000, which was composed of: $100,000 in cash; a secured promissory note for $650,000; and 846,666 shares of our common stock with an agreed value of $0.75 per share, or $635,000. The principal of the note was due on February 18, 2008. We paid the note in two installments: $100,000 on February 18, 2008 and the remaining $550,000 on April 14, 2008.

Acquisition of Lawriter LLC. On February 1, 2008, we acquired Lawriter LLC (“Lawriter”), an Ohio limited liability company that provides online legal research services to a consortium of bar associations under the name Casemaker® via monthly database subscription fees. We purchased all of the limited liability company interests in Lawriter for an aggregate consideration of $9,000,000, or $4,500,000 to each of the sellers, plus an Earnout, if any.

For more information about our acquisitions of SyynX and Lawriter and our license agreement with VersusLaw, please see Notes 3 and 4 to the consolidated unaudited financial statements included in Part I, Item 1, in this quarterly report.

Need for Additional Capital. We had cash and cash equivalents of approximately $265,000 as of March 31, 2008 and approximately $791,000 as of May 13, 2008. For the nine months ended March 31, 2008, we used a total of approximately $4,735,000 in cash in connection with operating activities. We anticipate continuing losses as we build out our platforms and develop the sales force to market our products. In addition, we must make payments totaling approximately $4,460,000, plus interest, in the next 12 months under the terms of the transactions described above. Accordingly, we will need substantial additional capital for these purposes as well as to pursue our growth plans, and we can give no assurance that we will be able to raise the additional capital we need on commercially acceptable terms or at all.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total Revenues. Total revenues increased by $838,000, or 145%, to over $1.4 million for the three months ended March 31, 2008 compared to $578,000 for the three months ended March 31, 2007. This increase was due primarily to database subscription fees from Lawriter.

License Revenue. License revenue increased by $82,000 or 40% to $287,000 for the three months ended March 31, 2008 as compared to $205,000 for the three months ended March 31, 2007. This increase is primarily due to an increase in sales of new licenses and subscriptions in the university and research markets.

Service Revenue. Service revenue increased by $126,000, or 44%, to $413,000 for the three months ended March 31, 2008 versus $287,000 for the three months ended March 31, 2007. This increase is due to an increase in services revenues from SyynX, partially offset by a minor decrease in services revenues from add-on profiles and libraries sold to other clients.

Maintenance & Support Revenue. Maintenance and support revenue increased by $90,000, or 108%, to $173,000 for the three months ended March 31, 2008 as compared to $83,000 for the three months ended March 31, 2007. This increase is due to an increase in the number and value of maintenance contracts sold to new licensees.

Hardware & Hosting Revenue. Hardware and hosting revenue increased to $45,000 for the three months ended March 31, 2008 as compared to $3,000 for the three months ended March 31, 2007. This increase is due primarily to an increase in revenues from SyynX, as well as an increase in hosting contracts sold in the period.

Database Subscription Revenue. Database subscription revenues were $498,000 for the three months ended March 31, 2008. These revenues relate to Lawriter since the date of acquisition on February 1, 2008.

Cost of License Revenue. Cost of license revenue was $4,000 for the three months ended March 31, 2008 as compared to $13,000 for the three months ended March 31, 2007. Cost of license revenue is primarily comprised of third party fees charged on some product sales.

Cost of Service Revenue. Cost of service revenue increased $36,000, or 16%, to $262,000 for the three months ended March 31, 2008 versus $226,000 for the three months ended March 31, 2007. This increase was due to an increase in costs associated with SyynX, partially offset by an overall decrease in personnel costs associated with a reduction of our professional services staff and the elimination of monthly fees paid to SyynX prior to the acquisition.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased $11,000, or 31%, to $24,000 for the three months ended March 31, 2008 versus $35,000 for the three months ended March 31, 2007. This decrease is due primarily to a decrease in costs associated with support personnel.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was $33,000 for the three months ended March 31, 2008 and is primarily due to costs related to SyynX.

Cost of Database Subscription Revenue. Cost of database subscription revenue was $173,000 for the three months ended March 31, 2008, and is composed primarily of data access fees and support costs.

General & Administrative Costs. General and administrative costs increased to $2.8 million for the three months ended March 31, 2008, compared to $1.8 million for the three months ended March 31, 2007, an increase of $1 million, or 57%. This increase is due primarily to the cumulative effect of the following costs:

•	a $360,000 increase in depreciation and amortization expense, including $308,000 in amortization of intangibles related to the SyynX and Lawriter acquisitions;

•	a $200,000 increase in bad debt expense;

•	$187,000 in costs related to Lawriter, including approximately $46,000 in cash compensation costs;

•	a $143,000 increase in professional services and consulting fees generally;

•	approximately $126,000 in professional and other expenses related to our SyynX, Lawriter and VersusLaw transactions;

•	a $103,000 increase in professional costs related to our being a public company in the 2008 period;

•	a $90,000 increase in cash compensation to the former SyynX managing directors;

•	a $78,000 increase in cash compensation for personnel we hired to expand our global headquarters in Columbia, South Carolina

•	a $63,000 increase in compensation costs for the additional SyynX personnel post-acquisition;

•	a $50,000 increase in insurance expense, including $41,000 in director and officer insurance expense; and

•	a $28,000 increase in state corporate license tax expense.

These increases were partially offset by:

•	a $396,000 decrease in stock option compensation costs; and

•	a $90,000 decrease in costs related to staff reductions.

Sales & Marketing. Sales and marketing costs increased substantially to $750,000 for the three months ended March 31, 2008 compared to $67,000 for the three months ended March 31, 2007, an increase of $683,000. This increase is due primarily to the salary and travel costs associated with the enhanced efforts of our expanded sales and marketing team, which grew via organic changes and the SyynX and Lawriter acquisitions from seven full-time employees as of March 31, 2007 to 15 full-time employees and a Chief Marketing Officer as of March 31, 2008. The increase in sales and marketing costs in the period also reflects higher expenses incurred in expanding our global marketing efforts.

Research & Development. Research and development costs were $276,000 for the three months ended March 31, 2008, compared to $249,000 for the three months ended March 31, 2007, an increase of $27,000. This cost is primarily due to increases in salary, travel and related personnel costs associated with the expansion of our operations and the continued efforts to develop our Collexis Engine 6.0 and 6.5, as well as an increase in costs related to SyynX.

Total Expenses and Net Loss. As a result of the above factors, as well as an increase in net interest expense to $173,000 primarily related to our SyynX and Lawriter deferred acquisition obligations, total expenses increased to $4.5 million for the three months ended March 31, 2008 compared to $2.3 million for the three months ended March 31, 2007. Consequently, our net loss increased to $3 million for the three months ended March 31, 2008 versus a net loss of $1.8 million for the three months ended March 31, 2007.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Total Revenues. Total revenues increased by $1.1 million, or 68% to over $2.7 million for the nine months ended March 31, 2008 compared to $1.6 million for the nine months ended March 31, 2007. This increase was due primarily to database subscription fees from Lawriter and an increase in license revenue.

License Revenue. License revenue increased $344,000 to $618,000 for the nine months ended March 31, 2008 compared to $274,000 for the nine months ended March 31, 2007. This increase is primarily due to sales of new licenses and subscriptions in the university and research markets.

Service Revenue. Service revenue decreased $23,000 or 2% to $1 million for the nine months ended March 31, 2008. This slight decrease is due to a decrease in services revenues generated via delivery of add-on profiles and libraries sold to other clients, partially offset by an increase in services revenues related to SyynX.

Maintenance & Support Revenue. Maintenance and support revenue increased $174,000, or 64% to $447,000 for the nine months ended March 31, 2008 compared to approximately $273,000 for the nine months ended March 31, 2007. This increase is due to an increase in the number and value of maintenance contracts sold to new licensees.

Hardware & Hosting Revenue. Hardware and hosting revenue was $100,000 for the nine months ended March 31, 2008 compared to $13,000 for the nine months ended March 31, 2007. This increase is due primarily to an increase in revenues related to SyynX, as well as an increase in hosting contracts sold in the period.

Database Subscription Revenue. Database subscription revenues were $498,000 for the nine months ended March 31, 2008. These revenues relate to Lawriter since the date of acquisition on February 1, 2008.

Cost of License Revenue. Cost of license revenue was $48,000 for the nine months ended March 31, 2008 compared to $13,000 for the nine months ended March 31, 2007. Cost of license revenue is primarily comprised of third party fees charged on some of our product sales.

Cost of Service Revenue. Cost of service revenue increased $102,000, or 21%, to $592,000 for the nine months ended March 31, 2008 compared to $490,000 for the nine months ended March 31, 2007. This increase was due to an increase in costs associated with SyynX, partially offset by an overall decrease in personnel costs associated with a reduction of our professional services staff and the elimination of monthly fees paid to SyynX prior to the acquisition.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased $88,000, or 28% to $233,000 for the nine months ended March 31, 2008 compared to $321,000 for the nine months ended March 31, 2007. This decrease is due primarily to a decrease in costs associated with support personnel, partially offset by severance expense associated with staff reductions during the period.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was $70,000 for the nine months ended March 31, 2008, compared to $11,000 for the nine months ended March 31, 2007. This increase is primarily due to an increase in costs related to SyynX.

Cost of Database Subscription Revenue. Cost of database subscription revenue was $173,000 for the nine months ended March 31, 2008, and is composed primarily of data access fees and support costs.

General & Administrative Costs. General and administrative costs increased to $6.2 million for the nine months ended March 31, 2008, compared to $4.3 million for the nine months ended March 31, 2007, an increase of $1.9 million, or 45%. This increase is due primarily to the cumulative effect of the following costs:

•	a $580,000 increase in depreciation and amortization expense, including $308,000 in amortization of intangibles related to the SyynX and Lawriter acquisitions;

•	a $540,000 increase in foreign exchange losses;

•	a $288,000 increase in professional costs related to our being a public company in the 2008 period;

•	a $271,000 increase in cash compensation for personnel we hired to expand our global headquarters in Columbia, South Carolina;

•	$203,000 in professional and other expenses related to our SyynX, Lawriter, and VersusLaw transactions;

•	a $200,000 increase in bad debt expense;

•	$187,000 in costs related to Lawriter, including approximately $46,000 in cash compensation costs; and

•	a $165,000 increase in cash compensation to the former SyynX managing directors.

These increases are partially offset by:

•	a $342,000 decrease in stock option compensation costs; and

•	a $135,000 decrease in costs related to staff reductions.

Sales & Marketing. Sales and marketing costs increased to $2.2 million for the nine months ended March 31, 2008 compared to $258,000 for the nine months ended March 31, 2007, an increase of $1.9 million. This increase is due primarily to the salary and travel costs associated with the enhanced efforts of our expanded sales and marketing team, which grew via organic changes and via the SyynX and Lawriter acquisitions from seven full-time employees as of March 31, 2007 to 15 full-time employees and a Chief Marketing Officer as of March 31, 2008. The increase in sales and marketing costs in the period also reflects higher expenses we incurred in expanding our global marketing efforts.

Research & Development. Research and development costs increased to $1.1 million for the nine months ended March 31, 2008, compared to $520,000 for the nine months ended March 31, 2007, an increase of $540,000. The increase is due to increases in salary, travel and related personnel costs associated with the expansion of our operations and the continued efforts to develop our Collexis Engine 6.0 and 6.5, as well as an increase in costs related to SyynX.

Total Expenses and Net Loss. As a result of the above factors, as well as an increase in net interest expense to $299,000 primarily related to our SyynX and Lawriter deferred acquisition payment obligations, total expenses increased to $10.6 million for the nine months ended March 31, 2008 compared to $5.9 million for the nine months ended March 31, 2007. Consequently, our net loss increased to $7.9 million for the nine months ended March 31, 2008 versus a net loss of $4.3 million for the nine months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of approximately $265,000. Our working capital deficit as of March 31, 2008 was approximately $7.2 million, versus a working capital surplus of approximately $1.0 million at March 31, 2007, representing an increase in working capital deficit of approximately $8.2 million. As of June 30, 2007, we had a working capital deficit of approximately $550,000, thus our approximately $7.2 million working capital deficit as of March 31, 2008 represented an increase in working capital deficit of approximately $6.65 million during the nine months ended March 31, 2008. As of March 31, 2008, we had no outstanding indebtedness for borrowed money but owed approximately $11,886,000 in deferred payment obligations related to our acquisitions of SyynX and Lawriter and our agreement with VersusLaw.

During the nine months ended March 31, 2008, we used net cash of approximately $4,735,000 for operating activities, primarily for developing our Collexis Engine 6.0 and 6.5, building out our worldwide headquarters and adding to our sales and marketing staff. We used additional cash of approximately $2,185,000 for investing activities, for the acquisition of SyynX and Lawriter, the acquisition of the VersusLaw license, and the purchase of capital assets related to the continued expansion of our facilities. During the nine months ended March 31, 2008, net cash provided by financing activities was approximately $7,060,000. We received net cash proceeds of approximately $10,645,000 from sales of our common stock in private offerings, we used cash of $650,000 to repay a series of loans obtained in June 2007 from a stockholder, and we used cash to make payments of approximately $2,106,000 to the selling shareholders of SyynX and $500,000 to the sellers of Lawriter.

As of May 13, 2008, we had cash and cash equivalents of approximately $791,000, which reflects approximately $2,523,000 of proceeds received from our latest private offering described under Note 7 to our consolidated unaudited financial statements included in Part I, Item 1 in this report. We believe our current cash balance, together with the additional $1,977,000 we expect to raise from some of our existing stockholders in our latest private offering and any funds generated from our operations, will be sufficient to meet our working capital and capital expenditure requirements for approximately three months based upon our estimates of funds required to operate our business during that period. With our present negative cash flows from operating activities and our current level of cash, we will require additional working capital:

•	to make payments totaling approximately $4,460,000, plus interest, in the next 12 months under the terms of the SyynX, Lawriter and VersusLaw transactions described above;
•	to fund our operations, including sales and marketing;
•	to continue to research, develop and enhance our products, particularly:

▪	the Casemaker online legal research service we recently acquired via our acquisition of Lawriter LLC;
▪	our BioMedExperts social networking website; and
▪	our other high-definition search and discovery software;

•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities; and
•	to comply with our reporting obligations as a public company.

As a result, we must seek additional capital to meet these needs, but we can provide no assurances in that regard. We can give no assurance that we will be able to raise the additional capital needed on commercially acceptable terms or at all. See “Risk Factors” below.

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

Accounting Policies

For a summary of our significant accounting policies, please see Note 2 to the consolidated unaudited financial statements included in Part I, Item 1 in this report.

Recent Accounting Pronouncements

For a summary of recently issued accounting standards, please see Note 2 to the consolidated unaudited financial statements included in Part I, Item 1 in this report.

RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described below as well as the risk factors discussed in Part I, Item 1, “Description of Business - Risk Factors,” of our transition report on Form 10-KSB, as amended, as of and for the six months ended June 30, 2007. These risk factors could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

We need additional capital, and it may not be available on acceptable terms, or at all. If we do not receive the additional capital we need, our financial condition and future prospects will suffer and our business could fail.

As of May 13, 2008, we had cash and cash equivalents of approximately $791,000. We believe our current balance of cash, cash equivalents and short-term investments, combined with any funds generated from our operations and from our latest private offering, will be sufficient to meet our working capital and capital expenditure requirements for approximately three months based upon our estimates of funds required to operate our business during that period. During or after that time, however, we may need to raise additional funds for the purposes described above in Liquidity and Capital Resources.

We cannot reassure our investors that if we need additional capital it will be available, and if so, on terms beneficial to us. Historically, we have obtained external financing primarily from sales of our common stock. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution (as occurred in our most recent private offering). If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods, including deferring the creation or satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we are unable to raise additional capital or defer costs, that inability would have a material adverse effect on our financial position, results of operations and prospects, and our business could fail.

We have had a history of operating losses and will likely incur future losses. If our losses continue and we are unable to achieve profitability, our stock price will likely suffer.

We have operated at a loss since our inception. For the nine months ended March 31, 2008, our net loss was approximately $7.92 million. We expect that our losses will continue for the foreseeable future. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. If we do not achieve and sustain profitability, it will likely negatively affect the market price of the common stock and our financial condition.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

Based on our management’s evaluation, with the participation of our Chief Executive Officer, Mr. William D. Kirkland, and our Chief Financial Officer, Mark Murphy, as of March 31, 2008, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Collexis and its wholly-owned subsidiary Lawriter LLC (“Lawriter”) are defendants in a case commenced by JuriSearch Holdings LLC (“JuriSearch”), a vendor of content to Lawriter, in the Superior Court for Los Angeles County, California. The case was commenced on April 10, 2008, and asserts claims based on breach of contract, conversion, and replevin (an act to recover goods by somebody who claims to own them). JuriSearch alleges that it has been damaged in an amount exceeding $500,000 by Lawriter’s termination of the contract and asserted failure to return property belonging to JuriSearch. Lawriter believes that JuriSearch breached the contract by failing to provide accurate and timely data, as well as by communicating directly with Lawriter’s customers (the bar associations with whom Lawriter does business) concerning the contract in violation of the terms of the contract.

Collexis and Lawriter have filed papers in the United States District Court for the Central District of California to remove the suit to that court, and have filed an answer and counterclaim. In addition, Lawriter filed a case against JuriSearch on April 14, 2008 in the Court of Common Pleas of Hamilton County, Ohio. Lawriter’s case asserts claims against JuriSearch for defamation, tortuous interference with contracts, and breach of contract based on JuriSearch’s communications with Lawriter’s customers. We believe that JuriSearch’s claims are without merit and intend to defend the California lawsuit vigorously and prosecute the Ohio lawsuit vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have reported on Form 8-K all sales of unregistered securities that we made in the quarter ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 7, 2008, we initiated a private offering of up to 30,000,000 shares of common stock at $0.15 per share ($4,500,000) to our stockholders who have previously purchased shares from us in private placements. The shares were offered principally in proportion to the number of shares each investor had previously purchased at $0.75 per share. As of May 14, 2008, we have received subscription proceeds of $2,522,976 for a total of 16,819,841 shares. We accepted subscription agreements for these shares on May 14 and instructed our transfer agent to issue the shares. Each investor agreed to hold the shares purchased in the offering for a minimum of one year.

This private offering is being conducted under the exemption from registration contained in Section 4(2) of the Securities Act of 1933. In relying on the exemption from registration provided by Section 4(2), we relied in part on the fact that the investors (a) acquired the securities for their own accounts, for investment only and not for distribution or resale to others; and (b) have represented that they are accredited investors. There was no general solicitation, given that the offering is being made only to a limited group of our current stockholders. No placement fees are payable in connection with this offering. The share certificates evidencing the purchased shares will be affixed with a legend to indicate that the shares were sold in a private offering and their transfer is restricted.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Licensing and Publishing Agreement by and between Collexis Holdings, Inc. and VersusLaw, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2008).

10.2	Secured Promissory Note by Collexis Holdings, Inc. as maker to VersusLaw, Inc. as payee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2008).

10.3
LLC Interests Purchase Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., Lawriter, Inc., Lawriter LLC, OSBA.COM LLC, and the Institute of Legal Publishing, Inc. and other ancillary parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 4, 2008).

10.4
Security Agreement dated February 1, 2008 by Lawriter LLC in favor of Institute of Legal Publishing, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 4, 2008).

10.5
Three Party Escrow Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., OSBA.COM LLC and Escrow Associates, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 4, 2008).

10.6
Letter Agreement dated February 13, 2008 between Collexis Holdings, Inc. and the Institute of Legal Publishing, Inc. related to LLC Interests Purchase Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., Lawriter, Inc., Lawriter LLC, OSBA.COM LLC, and the Institute of Legal Publishing, Inc. and other ancillary parties (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-QSB filed on February 14, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008

COLLEXIS HOLDINGS, INC.

By:	/s/ William D. Kirkland
William D. Kirkland
Chief Executive Officer
(Principal Executive Officer)