Form 10-K
period 2008-06-30
Collexis Holdings, Inc.
filed 2008-10-14
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-33495

COLLEXIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-0987069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Main Street, Suite 980, Columbia, SC	29201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 727-1113

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The estimated aggregate market value of the common stock held by non-affiliates of the registrant on December 31, 2007 was $21,284,796. This calculation is based upon the closing sale price of $0.73 as reported on the Over-the-Counter Bulletin Board on December 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The shares of common stock held by each officer, director and each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 109,743,727 shares of the registrant’s common stock outstanding as of October 9, 2008.

TABLE OF CONTENTS

			PAGE

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I
	ITEM 1.	BUSINESS	1
	ITEM 1A.	RISK FACTORS	3
	ITEM 1B.	UNRESOLVED STAFF COMMENTS	9
	ITEM 2.	PROPERTIES	9
	ITEM 3.	LEGAL PROCEEDINGS	9
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II
	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10
	ITEM 6.	SELECTED FINANCIAL DATA	11
	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	18
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
		ON ACCOUNTING AND FINANCIAL DISCLOSURE	18
	ITEM 9A(T)	CONTROLS AND PROCEDURES	18
	ITEM 9B.	OTHER INFORMATION	19

PART III
	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	19
	ITEM 11.	EXECUTIVE COMPENSATION	22
	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	28
	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
		AND DIRECTOR INDEPENDENCE	31
	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	32

PART IV
	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	32

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended June 30, 2008 contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These factors include, but are not limited to, the following:

•	the availability and adequacy of capital to pay the deferred payment obligations we owe and to support and grow our business;
•	changes in economic conditions in the U.S. and in other countries in which we currently do business;
•	currency exchange rates;
•
failure to integrate new products and newly acquired companies and the diversion of management resources relating to acquisitions, and the negative effect on our earnings relating to the amortization or potential write-down of acquired assets or goodwill;

•	fluctuations in operating results and earnings, including timing of cash flows and company performance;
•	market acceptance of new products or the failure of new products to operate as anticipated;
•	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	competition in our industry;
•	changes in our business and growth strategy, capital improvements or development plans;
•	disputes regarding our intellectual property; and
•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this report.

These and additional factors are set forth in Item 1A. of this report. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

Overview

Collexis Holdings, Inc., sometimes referred to as “Collexis,” “we,” “us,” or “our” in this report, is a global software company headquartered in Columbia, South Carolina with major operations in Cincinnati, Ohio, Geldermalsen, the Netherlands and Cologne, Germany. We develop software that supports the knowledge intensive market, building tools to search and mine large sets of information. Our software enables search, aggregation, navigation and discovery of information. Using public as well as proprietary thesauri of industry specific language, we can create “fingerprints” of texts – such as articles, web pages, books and internal and external databases – that can be used in turn to find the most relevant information for a researcher, analyst or business professional. We generate our revenues primarily from licensing our software and content, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis.

We operate several subsidiaries that support our core technology sales in the government, enterprise and life science markets. In October 2007, we acquired SyynX Solutions GmbH, this expanded our application solutions in health sciences. In February 2008, we acquired an industry-dedicated subsidiary, Lawriter LLC, that provides online legal research services to lawyers in the United States primarily through state bar associations. In addition, we now offer the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com.

Our technology is based on the principle of fingerprinting or the semantic profiling of a document. The Collexis software can create a fingerprint for any piece of text containing relevant information. This process makes use of a structure of professional terminology in a particular field, including thesaurus, taxonomies or ontologies. A thesaurus contains selected words, terms and concepts and their semantic relationships in a hierarchical structure also reflecting synonyms and homonyms. The profiled fingerprint of a document is the starting point for industry applications that we use in our primary markets. The document fingerprint depends not only on the capabilities of the resulting application, but also on the underlying functionality and scalability of the system architecture to perform in industries as diverse as the legal, life sciences, and defense/government markets.

Our system architecture has three tiers. We configure the first tier, an application interface, according to customer specifications and made available only to authorized users via intranet or extranet for specialized database searches. A proprietary interface arranges for communications between the user and our technology, thus providing easy integration in existing environments. The second tier, Collexis Engine, is a core data processing engine that executes commands that extract, match and relate pieces of text. Our third tier of architecture is a permanent storage layer, which stores the location of all information used by the Collexis Engine for later retrieval; however, actual source material is not typically stored on our system.

We have four related sales strategies:

•	a full service strategy in which we provide access to public or private content through our customized software search and mining applications;
•	a subscription/application service provider (ASP) service in which we function as an ASP with little or no customization;
•	a hybrid of these two strategies – mixing internal and external content in pre-built interfaces as a hosted or onsite solution; and
•	providing portal or community platforms/networks for key markets.

For our full service customer, generally large government and business users, we offer customized software search and mining applications on a licensed basis with add-on service contracts and software development tools. In the United States, we have licensed our software to the National Institutes of Health for work in connection with its analysis of grant applications. In Europe, we have entered into similar arrangements with the World Health Organization, Wellcomes Trust, the Royal Dutch Academy of Arts and Science, and the University of Rotterdam, among others.

Our second sales strategy is a subscription service for our Collexis Engine, proprietary content, or other relevant applications, in which we function as an application service provider. In this sales approach we provide little or no customization of our software. Subscribers can purchase access on a daily, monthly, or annual basis, price based on the number of users. For example, in the life sciences field, our clients can use the Collexis Engine to search and mine patent literature, grant applications, clinical trials, medical literature and other databases. Representative clients using our software in this manner include Mayo Clinic, Johns Hopkins University and the University of South Carolina. This is also the model that is employed for Lawriter, which serves state bar associations, through a subscription for an outsourced application and content.

Our third sales approach provides customers with some customizations of our basic search and mining technology, but we still serve primarily as an ASP.

Our fourth and newest sales strategy is based on the development of a community portal (Biomed Experts) that allows our target markets to communicate and collaborate with experts and broaden their knowledge in their respective fields.

Currently we are transitioning from being a traditional license and maintenance software company to a subscription based application provider. Working with internal and external development resources, we believe that recurring subscription application solutions will enhance our future growth opportunities and financial performance. We intend to offer our solutions on an annual per-user basis or priced based on enterprise access.

History

Collexis was formed when, on February 13, 2007, Collexis Holdings, Inc., a Delaware corporation, merged with and into Technology Holdings, Inc., a Nevada corporation. As the surviving company, Technology Holdings, Inc. changed its name to Collexis Holdings, Inc. Immediately before the merger, Collexis Holdings, Inc. had acquired through a share exchange approximately 99.5% of the outstanding capital stock of Collexis B.V. On June 27, 2008, we acquired the remaining 0.5% of Collexis B.V. stock we did not previously own in exchange for 183,333 shares of our common stock. Before the merger, Technology Holdings, Inc. was a development stage company with no operations. Collexis B.V. was founded in 1999 in the Netherlands and through these transactions became the operating subsidiary of Collexis Holdings and acquirer for accounting purposes.

On October 19, 2007, we acquired our long-time software development partner, SyynX WebSolutions GmbH, a privately-held software company based in Cologne, Germany. Additionally, on February 1, 2008, we acquired Lawriter, LLC, an Ohio based company that provides online legal research services to bar associations under the name Casemaker® via monthly database subscription fees. Currently, Lawriter has 28 state bar associations as customers. See “Financial Statements – Note 3, Acquisitions” for more information. To further expand our offerings to legal industry clients, on January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc., under which we acquired a perpetual, non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions.

Sales and Distribution of Products and Services

We have 19 sales and marketing staff of which 14 are employees and five are independent contractors. We operate primarily using a direct sales model through these employees. We also conduct indirect sales through partners, such as Lockheed Martin, that incorporate our products into their bids and technologies. We grant limited, royalty-free licenses to selected projects supporting healthcare advancement in developing countries . We have sales representation, either through sales representatives or through indirect partners, in the United States, Europe, South America and in the Asian-Pacific region.

We generally deliver our software through the internet via our secure File Transfer Protocol or we can deliver by CD. We do not offer any customers or resellers a right of return.

Customers

For the year ended June 30, 2008, we had approximately 100 customers of which seven represented approximately 50% of our total gross revenues. One customer, the National Institutes of Health, represented approximately 21% of our gross revenues and no other customer represented 10% or more of our revenues.

Overall, our number of clients expanded in fiscal 2008. The largest expansion has been in sales to universities and medical research centers in the United States, in international sales of our scientific management and grant analysis solutions, and in the U.S. legal (with the acquisition of Lawriter LLC) and defense markets. We announced relationships and engagements with the National Institutes of Health, Mayo Clinic, Johns Hopkins University, the University of South Carolina, Asklepios Hospitals and Wellcomes Trust, among others.

Our increased presence in the defense and intelligence markets has proven valuable, with incremental engagements with several U.S. defense contractors and related clients. These clients fall into our traditional license and maintenance sales model, and the defense contractor generally provides ongoing maintenance services – increasing our margins on the engagements.

Technology and Intellectual Property

We recently filed international and domestic patent applications, respectively , directed to multiple improvements we have made to the version 6.0 release of the Collexis Engine. We believe these patent applications substantially strengthen our ability to protect our technology, particularly as it relates to our enhanced Collexis Engine. While intellectual property rights are governed by a variety of laws in numerous countries and there is a risk that our business could infringe on the intellectual property rights of third parties, we have confidence that we have the ability to conduct our business without infringing on the intellectual property rights of others.

A patent has been registered in the Netherlands, which expires on May 9, 2020 and covers a method, including apparatus and software, for generating knowledge profiles from textual information in at least one structured datafile, resulting in a list containing a cluster of related concepts that can be used interactively to find other datafiles containing similar clusters.

Market and Competition

We focus on three key markets:

•	life sciences (university and medical research, healthcare, biopharma);
•	government (defense and intelligence, and enterprise business intelligence); and
•	legal. (specifically the U.S. legal market)

We believe that each of these markets represents a software applications opportunity of more than $1 billion according to Outsell, Inc. These markets are highly competitive, however, and are served by many companies with significantly greater capital resources than those available to us. Our competitors include Google, Yahoo, FAST search, Autonomy, Convera and others. In our Lawriter online legal research business, we face strong competition from Reed LexisNexis® and Westlaw®. These organizations span from large search providers like Google, who continue to move into broad groups of commercial and government sectors, to smaller competitors like Convera that compete with us in specific markets, like defense and intelligence.

Employees

As of October 9, 2008, we had 59 employees and 8 independent contractors. All of our employees are full-time employees. We consider our relationship with our employees to be good. In the U.S., we had 33 employees, and 26 of our employees are based in Europe.

ITEM 1A.  RISK FACTORS.

Our auditors have substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm issued its report dated October 14, 2008 on our financial statements for the year ended June 30, 2008, which included an explanatory paragraph that expressed substantial doubt about Collexis’ ability to continue as a going concern. As discussed in Note 2 to the Financial Statements, as of June 30, 2008, we have incurred substantial operating losses, net cash outflows from operations and we have a working capital deficiency. We anticipate that such conditions will continue in the foreseeable future. Because we have been issued an opinion by our auditors that includes an explanatory paragraph that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development and commercialization of our products. We intend to seek additional funds through private placements of equity or the incurrence of debt. Our financial statements have been prepared on a going concern basis and do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

We need additional capital, and it may not be available on acceptable terms, or at all. If we do not receive the additional capital we need, our financial condition and future prospects will suffer, and our business could fail.

As of October 14, 2008, we had cash and cash equivalents of approximately $200,000. We believe our current balance of cash and cash equivalents combined with any funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next two weeks based upon our estimates of funds required to operate our business during that period.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.05 million. As of the date of this report, we have accepted subscriptions for $1.0 million from an investor who has orally agreed to finance our working capital needs through the purchase of shares of our common stock, up to the amount of this private placement, on an as needed basis until this offering is fully subscribed. The investor is not contractually obligated to purchase additional shares of our common stock, therefore, there can be no assurance that we will receive additional funding through the private placement of our common stock and failure to achieve such funding will result in a significant negative impact to our business and our operating results.

We will need to raise additional funds for the following purposes:

•	to fund our operations, including sales, marketing and research and development programs;
•	to fund our deferred payments on acquisitions;
•	to fund any growth we may experience;
•	to enhance and/or expand the range of products and services we offer;
•	to increase our promotional and marketing activities; and
•	to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition and international expansion activities.

We cannot be sure additional capital will be available, and if it is, it will be on terms beneficial to us. Historically, we obtained external financing primarily from sales of our common stock. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. If we are unable to obtain additional capital, we may then attempt to preserve our available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations. If we are unable to raise additional capital or defer costs, that inability would have a material adverse effect on our financial position, result of operations, prospects and our business could fail. See further discussion under Item 7, “Management Discussion and Analysis of Plan of Operation – Liquidity and Capital Resources.”

We have a history of operating losses and will likely incur future losses. If our losses continue, and we are unable to achieve profitability, our stock price will likely suffer.

We have operated at a loss since our inception. For the fiscal year ended June 30, 2008, and the six months ended June 30, 2007, our net losses were $11,259,758 and $4,092,748, respectively. These losses include expenditures associated with developing and selling software products, including our Collexis Engine. We expect that our losses will continue for the foreseeable future as we continue to invest in Collexis Engine enhancements and other programs.

Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. If we do not achieve and sustain profitability, it will likely have a material adverse effect on the market price of our common stock and our financial condition.

Our ability to achieve profitability depends on the Collexis Engine and other product offerings. If our products fail to achieve market acceptance, we will be unable to grow our business and achieve profitability.

We have expended significant financial resources, as well as management attention, on the Collexis Engine and related product offerings and expect our expenditures will continue to be significant. We believe that our future profitability will depend on our ability to successfully market and achieve market acceptance for these products. The degree of market acceptance of the Collexis Engine and related products will depend upon a number of factors, including:

•	the advantages of the Collexis Engine over competing products;
•	our ability to innovate and develop new features for the Collexis Engine;
•	customer needs for search products and knowledge discovery;
•	the price and cost-effectiveness of the Collexis Engine; and
•	the strength of sales, marketing and distribution support.

We are aware of a significant number of competing well-established search products offered by companies with significantly greater financial and marketing resources than us, such as Google, Yahoo, FASTsearch, Autonomy and Convera. Even if the Collexis Engine achieves market acceptance, we may not be able to maintain that market acceptance over time if competing products are introduced that are viewed as more effective or are more favorably received than ours. If the Collexis Engine does not achieve and maintain market acceptance, we believe that we will not be able to generate sufficient revenue to attain profitability.

We depend heavily on sales to our significant customers, and our business could be adversely affected if any of them reduce or terminate their purchases from us.

Seven customers represented approximately 50% of our total gross revenues for the year ended June 30, 2008. One customer, National Institutes of Health, represented 21% of our gross revenues for the fiscal year ended June 30, 2008. We may continue to depend on a limited number of companies for a significant portion of our revenue. If a significant customer reduces or delays orders from us, terminates its relationship with us or fails to pay its obligations to us, our revenues could decrease significantly.

We are at an early stage of development, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We are a company in the early stages of development, with a short operating history to use in assessing our future prospects. We will encounter risks and challenges as an early-stage company in a new and rapidly evolving market. Our inability to address these challenges successfully could materially harm our business, operating results and financial condition.

We have limited marketing experience and capacity.

We currently have 19 sales and marketing employees and independent contractors. We anticipate committing significant additional resources to develop and grow a marketing and sales force. If we decide to license or sell our products to distributors, those licensees or distributors, rather than us, may realize a significant portion of the profits from those products.

We are in extremely competitive markets, and if we fail to compete effectively or respond to rapid technological change, our revenues and market share will be adversely affected.

Our business environment and the search and software industries in general are characterized by intense competition, rapid technological changes, changes in customer requirements and emerging new market segments. Our competitors include many companies that are larger and more established and have substantially more resources than we do, such as Google, Yahoo, FASTsearch, Autonomy and Convera. In our Lawriter online legal research business, we face strong competition from Reed LexisNexis® and Westlaw®. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets that we serve. Accordingly, new competitors or alliances among existing competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Our complex software products may contain errors that people may detect at any point in the products’ life cycles. We cannot be assured that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found in our products. The discovery of an error may result in loss of or delay in market acceptance and sales.

Because of the technical nature of our business, our intellectual property is extremely important to our business, and adverse changes to our intellectual property could harm our competitive position.

We believe that our success depends, in part, on our ability to protect our proprietary rights and technology. Historically, we have relied on a combination of copyright, patents, trademark and trade secret laws, employee confidentiality and invention assignment agreements, distribution and OEM software protection agreements and other methods to safeguard our technology and software products. Risks associated with our intellectual property include the following:

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

The costs of being an SEC registered company are proportionately higher for small companies like us.

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

We have concluded that as of June 30, 2008, our internal control systems over disclosure controls and procedures and financial reporting were ineffective and may have significant deficiencies or material weaknesses. If we fail to meet our reporting obligations in a timely manner in the future due to ineffective internal control systems, our business could be harmed.

We have evaluated our internal control systems over disclosure controls and procedures and financial reporting as required by Section 404 of the Sarbanes-Oxley Act for the year ended June 30, 2008 and found them to be ineffective. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting for the year ending June 30, 2010, then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer. See discussion under Item 9A(T) “Controls and Procedures”.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our common stock is not listed on a stock exchange, and trading on the OTC Bulletin Board lacks the depth, liquidity and orderliness necessary to maintain a liquid market in our common stock.

Although shares of our common stock sometimes trade on the OTC Bulletin Board, there is only limited trading in our common stock. Trading on the OTC Bulletin Board lacks the depth, liquidity and orderliness necessary to maintain a liquid market in our common stock. For these reasons, we do not expect a liquid market for our common stock to develop on the OTC Bulletin Board.

Our common stock is not listed on a stock exchange, and the bid price for our common stock remains below $5.00 per share. Our common stock is subject to additional federal and state regulatory requirements that require, among other things, broker-dealers to satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s consent before consummating any transaction in the common stock. Our common stock is considered a “penny stock” pursuant to the rules adopted under Section 15(g) of the Exchange Act. The penny stock rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If our common stock are subject to the penny stock rules, investors will find it more difficult to dispose of their shares. Further, these restricted market and additional regulatory requirements limit the liquidity of our common stock, and they may adversely affect our ability to raise additional financing by issuing our securities.

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

The securities of software companies, particularly those whose shares are traded on the OTC Bulletin Board, have experienced significant price and volume fluctuations that have often been unrelated to the companies’ operating performance. The trading prices and volumes of our shares of common stock have fluctuated widely since the shares began trading on the OTC Bulletin Board on July 2, 2007. Announcements of technological innovations for new commercial products by us or our competitors, developments concerning proprietary rights or general conditions in the information technology and software industries may have a significant effect on our business and on the market price of our common stock. Sales of shares of our common stock by existing security holders could also have an adverse effect on the market price of our common stock, given the limited trading volume of our common stock.

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

Our growth strategy is based in part on making acquisitions. We recently acquired SyynX and Lawriter, as described elsewhere in this report. We plan to continue to acquire complementary businesses, products and services if we have the capital resources to do so. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we acquire is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with acquisitions include:

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

We conducted significant sales activity through our subsidiaries based in the Netherlands and Germany. We have experienced foreign exchange gains and losses to date without engaging in any hedging activities. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increase our cost of doing business in international jurisdictions and could expose us to fines and penalties. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to governmental officials. Any violations of such laws could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real property. We lease office space, vehicles and equipment under non-cancelable operating leases. We lease approximately 4,500 square feet of office space in Geldermalsen, the Netherlands, for €4,152 (approximately US$5,970 at current exchange rates). The lease expires on June 30, 2011. Our Dutch facility houses primarily research and development staff.

We lease approximately 3,300 square feet for our offices in Columbia, South Carolina, for approximately $5,500 per month. The lease expires on September 30, 2009. Our Columbia location serves as our global headquarters and as an administrative and support facility for our United States operations.

We lease a small office (less than 500 square feet) in Cologne, Germany for approximately $735 per month at current exchange rates. The core of our research and development staff, located in Germany, work in virtual offices.

We lease approximately 5,200 square feet of office space in two facilities in Cincinnati, Ohio for our Lawriter business for approximately $6,700 per month. Both leases will expire within the next twelve months. We are in the process of negotiating a new lease in one facility. We also lease an apartment in Cincinnati for $2,200 per month; this lease ends September 30, 2008 and will not be renewed.

We believe these leases should provide sufficient space for our software development, marketing and administrative functions during their remaining terms. We have no plans to make any material improvements to any of the office spaces we currently lease. In the opinion of our management, we adequately insure our assets located at these properties.

ITEM 3. LEGAL PROCEEDINGS.

Collexis and its wholly-owned subsidiary Lawriter LLC are defendants in a case commenced by JuriSearch Holdings LLC (“JuriSearch”), a vendor of content to Lawriter, in the Superior Court for Los Angeles County, California. The case was commenced on April 10, 2008, and asserts claims based on breach of contract, conversion, and replevin (an act to recover goods by somebody who claims to own them). JuriSearch alleges that it has been damaged in an amount exceeding $500,000 by Lawriter’s termination of the contract and asserted failure to return property belonging to JuriSearch. Lawriter believes that JuriSearch breached the contract by failing to provide accurate and timely data, as well as by communicating directly with Lawriter’s customers (the bar associations with whom Lawriter does business) concerning the contract in violation of the terms of the contract.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began trading on the Over-the-Counter Bulletin Board on July 2, 2007 under the symbol “CLXS.OB.” The following table sets forth, for the periods indicated, the high and low bid quotations for our common stock as reported on the Over-the-Counter Bulletin Board:

	High	Low
Year Ended June 30, 2008
First Quarter	$12.00	$1.90
Second Quarter	2.00	.41
Third Quarter	.77	.22
Fourth Quarter	.75	.23

           These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Further, we believe that a number of factors, including but not limited to quarterly fluctuations in results of operations, may cause the market price of our common stock to fluctuate significantly. See Part II, Item 7 of this report.

Holders of Our Common Stock

The outstanding voting securities of Collexis Holdings, Inc. consist of shares of common stock, par value $0.001 per share. As of October 9, 2008, we had approximately 77 holders of record of our common stock, with 109,743,727 shares of common stock issued and outstanding.

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

Equity Compensation Plan Information

Information regarding our equity compensation arrangements is contained in Item 11 of this report.

Recent Sales of Unregistered Securities

We have not issued securities without registration under the Securities Act of 1933 during the reporting period that were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a global software development company with worldwide headquarters in Columbia, South Carolina. We develop software that supports the knowledge intensive market, building tools to search and mine large sets of information. Our Collexis Engine software enables discovery through identification, ordering and aggregation of ideas and concepts. We generate our revenues primarily from licensing our software, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis.

Recent Acquisitions and Expansions

Acquisition of SyynX Solutions GmbH. On October 19, 2007, we acquired our long-time software development partner, SyynX Solutions GmbH. For the six months ended June 30, 2007, we paid SyynX approximately $457,000 for software development services, customer support and related services. We purchased all of the capital stock of SyynX for an aggregate cash consideration of €5,923,267, or $8,488,343 at then current exchange rates. Our consolidated financial results reflect the financial results of SyynX beginning on October 19, 2007.

Licensing and Publishing Agreement with VersusLaw, Inc. On January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc., under which we acquired a perpetual, non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions. In exchange for the rights granted to us, we paid VersusLaw a licensing fee of $1,385,000, which was composed of: $100,000 in cash; a secured promissory note for $650,000; and 846,666 shares of our common stock with an agreed upon value of $0.75 per share, or $635,000. The principal of the note was due on February 18, 2008. We paid the note in two installments: $100,000 on February 18, 2008 and the remaining $550,000 on April 14, 2008.

The licensing and publishing agreement gives us the non-exclusive right to advertise and distribute copies of the data to end users, and to permit our customers to download, print and electronically copy the data. The term of the license granted to us is perpetual, without payment of any additional licensing fees.

Acquisition of Lawriter LLC. On February 1, 2008, we acquired Lawriter LLC, an Ohio based company that provides online legal research services to bar associations under the name Casemaker® via monthly database subscription fees. We purchased all of the limited liability company interests in Lawriter for an aggregate consideration of $9,000,000, plus an earn out, if any.

Results of Operations

As of June 30, 2008, we have incurred substantial operating losses, net cash outflows from operations and have a working capital deficiency. We anticipate that such conditions will continue in the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. In order to alleviate our working capital deficiency and address our continued financing concerns, management intends to take affirmative steps towards:

•	building on the momentum established in the market with our profiling and dashboard products and cultivating our strategic alliances to increase our market presence;

•	developing new products to address the demands in our core and legal markets; and

•	identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

To guide us in how to progress towards the above goals, we have retained an independent consulting firm to objectively evaluate our markets and growth potential, assist us with long range strategic planning, assist us in identifying capital and other resource needs and the deployment of such resources to maximize our product development and commercialization potential.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.05 million. As of the date of this report, we have accepted subscriptions for $1.0 million from a private investor who has orally agreed to finance our working capital needs through the purchase of shares of our common stock, up to the amount of this private placement, on an as needed basis until this offering is fully subscribed. The investor is not contractually obligated to purchase additional shares of our common stock, therefore, there can be no assurance that we will receive additional funding through the private placement of our common stock and failure to achieve such funding will result in a significant negative impact to our business and our operating results.

We developed the table below to provide a comparison of our operating results for the years ending June 30, 2008 and 2007. In the prior year, our Form 10-KSB/A transitional report filed on October 29, 2007 included Results of Operations for the six months ended June 30, 2007. Therefore, to make management’s discussion and analysis of results more meaningful, comparable full year results are presented below.

	6 Months Ended		12 Months Ended
	December 31,		June 30,
	2006	June 30,	2007	June 30,
	Unaudited	2007	Unaudited	2008
Revenue
License revenue	$45,877	$367,650	$413,527	$728,326
Service revenue	652,743	410,661	1,063,404	1,613,660
Maintenance & support revenue	166,559	121,891	288,450	368,907
Hardware & hosting revenue	8,756	33,864	42,620	143,430
Database subscription revenue	-	-	-	1,250,998
Total Revenue	$873,935	$934,066	$1,808,001	$4,105,321

Expenses
Cost of license revenue	$929	$26,873	$27,802	$49,940
Cost of service revenue	300,884	223,509	524,393	955,826
Cost of maintenance & support revenue	310,083	457,348	767,431	148,586
Cost of hardware & hosting revenue	11,827	15,999	27,826	104,573
Cost of subscription revenue	-	-	-	394,692
General and administrative	2,172,275	2,591,298	4,763,573	9,525,514
Sales and marketing	179,110	1,242,995	1,422,105	3,065,258
Research and development	399,842	498,398	898,240	1,446,208
Total Expenses	3,374,950	5,056,420	8,431,370	15,690,597

Loss before other income	(2,501,015)	(4,122,354)	(6,623,369)	(11,585,276)
Other income	30,228	29,606	59,834	2,263
Loss before income tax	(2,470,787)	(4,092,748)	(6,563,535)	(11,583,013)
Income tax benefit (expense)	41,635	-	41,635	323,255
NET LOSS	$(2,429,152)	$(4,092,748)	$(6,521,900)	$(11,259,758)

Twelve Months Ended June 30, 2008 compared to Twelve Months Ended June 30, 2007

Total Revenues. Total revenues increased approximately $2,297,000, or 127%, to approximately $4,105,000 for the twelve months ended June 30, 2008 as compared to approximately $1,808,000 for the twelve months ended June 30, 2007. This increase was due to the expansion of efforts in the university and research markets resulting in increases in license revenue, service revenue, and maintenance and support revenue, and more notably, revenue contribution by our acquisitions of Lawriter and SyynX, of $1,251,000 and $428,000, respectively.

License Revenue. License revenue increased approximately $314,000, or 76%, to approximately $728,000 for the twelve months ended June 30, 2008 as compared to approximately $414,000 in the twelve months ended June 30, 2007. This increase is primarily due to sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $550,000, or 52%, to approximately $1,614,000 for the twelve months ended June 30, 2008 versus approximately $1,063,000 for the twelve months ended June 30, 2007. This increase arises from sales efforts to deliver services to new clients, and to existing clients who seek to add profiles and libraries to new and existing subscription applications. Additionally, the SyynX acquisition contributed approximately $351,000 to such growth.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $81,000, or 28%, to approximately $369,000 for the twelve months ended June 30, 2008 compared to approximately $288,000 for the twelve months ended June 30, 2007. This increase is due primarily to sales of maintenance contracts to new and existing license customers.

Hardware & Hosting Revenue. Hardware and hosting revenue increased approximately $100,000, or 236%, to approximately $143,000 in the twelve months ended June 30, 2008 versus approximately $43,000 in the twelve months ended June 30, 2007. This increase is due primarily to the SyynX acquisition, approximately $79,000, and an increase in both Collexis, B.V. and Collexis, Inc. hosting activities.

Database Subscription Revenue. Database subscription revenue was approximately $1,251,000 in the twelve months ended June 30, 2008. This was a new revenue line for us as a result of our acquisition of Lawriter, LLC on February 1, 2008. Therefore, no revenue for this service line existed in the twelve months ended June 30, 2007.

Cost of License Revenue. Cost of license revenue was approximately $50,000 in the twelve months ended June 30, 2008 as compared to approximately $28,000 in the twelve months ended June 30, 2007 , an increase of approximately $22,000, or 79%. This increase was driven by increased license revenue year over year.

Cost of Service Revenue. Cost of service revenue increased approximately $432,000, or 82%, to approximately $956,000 for the twelve months ended June 30, 2008 versus approximately $524,000 for the twelve months ended June 30, 2007. This was due primarily to an increase in service revenue and SyynX costs to support our services contracts.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased approximately $619,000, or 81%, to approximately $148,000 for the twelve months ended June 30, 2008 compared to approximately $767,000 for the twelve months ended June 30, 2007. Prior year costs were primarily driven by increased staff, infrastructure and costs in the Netherlands. Since October 2007, management has undertaken an aggressive approach to reduce the costs of our operations in the Netherlands, including staff reductions.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $105,000 in the twelve months ended June 30, 2008 versus approximately $28,000 in the twelve months ended June 30, 2007, an increase of approximately $77,000, or 275%. This increase was a function of the SyynX acquisition which added approximately $73,000 of incremental costs.

Cost of Subscription Revenue. Cost of subscription revenue was approximately $395,000 in the twelve months ended June 30, 2008. This was a new expense for us due to the acquisition of Lawriter, LLC on February 1, 2008. Therefore, no comparable cost for this expense line existed in the twelve months ended June 30, 2007.

General & Administrative Expenses. General and administrative expenses increased to approximately $9.5 million for the twelve months ended June 30, 2008 versus approximately $4.8 million for the twelve months ended June 30, 2007, an increase of $4.8 million, or 100%. This increase was due primarily to the expansion of our business and product lines, including higher costs associated with: compensation expense of approximately $452,000; increases in legal and accounting fees of approximately $1,033,000 associated with the SyynX, Lawriter, and VersusLaw license acquisitions as well as the costs of being a public company; SyynX and Lawriter incremental general and administrative expenses of approximately $568,000; increased depreciation and amortization costs of approximately $1,084,000 associated with intangibles and other assets acquired from SyynX and Lawriter; increased insurance cost of approximately $192,000 primarily due to directors and officers insurance costs; increased interest expense of approximately $553,000 due to deferred acquisition costs; increased bad debts and travel costs of approximately $180,000 and $140,000, respectively; and other costs including the impact of foreign exchange losses of approximately $335,000.

Sales & Marketing. Sales and marketing expenses increased to approximately $3.1 million for the twelve months ended June 30, 2008 compared to approximately $1.4 million for the twelve months ended June 30, 2007, an increase of approximately $1.7 million, or 121%. The SyynX and Lawriter acquisitions contributed approximately $317,000 and $138,000, respectively, to the increase. Additionally, due to our enhanced efforts of an expanded sales and marketing staff, salaries, commissions and travel costs increased approximately $535,000, $47,000 and $189,000, respectively. Advertising and professional services relating to marketing increased by approximately $314,000 and $222,000, respectively, as we expanded marketing efforts to build our visibility in the marketplace. This increase was offset by a decrease of approximately $110,000 in miscellaneous sales and marketing expenses primarily in the Netherlands.

Research & Development. Research and development costs increased from approximately $898,000 for the twelve months ended June 30, 2007 to approximately $1,446,000 for the twelve months ended June 30, 2008, an increase of approximately $548,000, or 61%. This increase is due primarily to the SyynX acquisition. Historically, Collexis B.V. would use SyynX as its third party development and support provider. Collexis B.V. reflected all these costs as R&D in the twelve months ended June 30, 2007, or approximately $782,000. In fiscal 2008, prior to the acquisition, they reflected approximately $60,000 as R&D. Since the acquisition, SyynX is the primary provider of R&D type services to Collexis and we track these costs based on a review of work performed.

Total Expenses and Net Loss. As a result of the above factors, as well as our decision to fully reserve our deferred tax asset in 2006, total expenses increased to approximately $15.7 million for the twelve months ended June 30, 2008 compared to approximately $8.4 million for the twelve months ended June 30, 2007, an increase of approximately $7.3 million, or 87%. Our net loss increased to approximately $11.6 million for the twelve months ended June 30, 2008 compared to approximately $6.5 million for the twelve months ended June 30, 2007, an increase of approximately $5.1 million, or 44%.

Liquidity and Capital Resources

Our principal cash requirements are for working capital and to make deferred payments relating to the SyynX and Lawriter acquisitions. As of the date of this report, the deferred payments due on these acquisitions over the next twelve months amount to approximately $5.7 million. See discussion under ”Financial Statements – Note 3, “Acquisitions.”

In the year ended June 30, 2008, net cash used in operations was approximately $7.9 million. Our primary use of operating funds related to developing the Collexis Engine, increasing our sales and marketing presence and the professional services costs related to being a public company. Our working capital deficit was approximately $4.2 million as of June 30, 2008 compared to a deficit of approximately $544,000 as of June 30, 2007.

Our investing activities during fiscal year 2007 reflected payments made to purchase SyynX, Lawriter and the Versus Law license as well as the deferred payments associated with such acquisitions. Net cash used in investing activities was $5.1 million for the year ended June 30, 2008.

We have operating leases with future minimum lease payments of approximately $329,000 in fiscal 2009 and approximately $140,000 in fiscal 20010.

Since the beginning of the fiscal year, we have conducted a number of private offerings where we sold shares of our common stock for prices ranging from $0.15 to $0.75 per share. We sold approximately 15.4 million shares at $0.75 per share raising gross proceeds of approximately $11.6 million and 33.3 million shares at $0.15 raising gross proceeds of $5.0 million. In one private offering in September 2007, we paid a $58,898, or 8%, placement agent fee to Northeast Securities, Inc. (plus reimbursement of $7,500 of expenses), and we also granted Northeast a five-year warrant to purchase 97,964 shares of our common stock at an exercise price of $0.75 per share. All other private placements were without any placement fees or commissions.

As discussed above under “Results of Operations”, on August 18, 2008 our board approved an additional private placement offering for 9.0 million shares at $0.45 per share for a total of $4,050,000, which, as of August 18, 2008, was a premium to the trading price of our common stock. We anticipate that the offering will be fully subscribed for over the period August 2008 through October 2008. As of October 9, 2008, we accepted subscriptions for approximately 2.2 million shares or $1.0 million.

As of October 14, 2008, we had cash and cash equivalents of approximately $200,000. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for two weeks. With the full subscription of our private placement referred to above, combined with any funds generated from our operations, we believe we will have sufficient cash to fund our operations through December 31, 2008. However, this will not provide sufficient capital to pay our deferred purchase obligations of approximately $2.7 million due over the next three months, or the $5.7 million payable over the next twelve months.

We expect to raise additional capital through the sale of our common stock, mostly through private placements, but we can provide no assurances in that regard. With our present negative cash flows from operating activities and our current level of cash, we will require additional working capital to continue to grow our operations, develop our products, pursue acquisitions, comply with our reporting obligations as a public company and meet our deferred payment obligations. As a result, we may seek both debt and equity financings to satisfy these working capital needs. There can be no assurance that external financing will be available when needed, or if available, that it would be available on terms acceptable to our management.

Off Balance Sheet Arrangements

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

Critical Accounting Policies

Management has based this discussion and analysis of financial condition and results of operations on our consolidated financial statements. The preparation of these consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management evaluates its critical accounting policies and estimates on a periodic basis.

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

Revenue Recognition. We recognize revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize revenue from non-cancelable software licenses when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectability is probable. We recognize license revenue from resellers when an end user has placed an order with the reseller and the reseller has met the above revenue recognition criteria. In multiple element arrangements, we defer the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognize revenue on the delivered elements using the percentage-of-completion method.

The most commonly deferred elements are initial maintenance and consulting services. We recognize initial maintenance on a straight-line basis over the initial maintenance term. We determine the VSOE of maintenance by using a consistent percentage of maintenance fees to license fee based on renewal rates. We recognize maintenance fees in subsequent years on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. We determine the VSOE of services by using an average consulting rate per hour for consulting services sold separately multiplied by the estimate of hours required to complete the consulting engagement.

Delivery of software generally occurs when the product on CD is delivered to a common carrier for shipment. Occasionally, delivery occurs through electronic means in which we make the software available through our secure FTP (File Transfer Protocol) site or via a website-based download. We do not offer any customers or resellers a right of return.

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

We recognize revenues from transaction fees associated with subscription arrangements, which are billable on a per transaction basis and included in services revenue on the Consolidated Statements of Operations, based on the actual number of transactions processed during the period. The Company’s Lawriter subsidiary, invoices its subscription customers in advance of the month for which the subscription services are being provided. Recognition of revenue associated with such billing is recognized by Lawriter in the month the services are actually provided.

In accordance with EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” we classify reimbursements received for out-of-pocket expenses incurred as services revenue in the Consolidated Statements of Operations.

Development Costs. Our policy is to charge the costs of software development to the year in which these costs occurred. We established technological feasibility on completion of the Collexis Engine. Generally, costs related to projects that reach technological feasibility upon completion of a working model are not capitalized, because the period between establishment of the working model and general availability is of a short duration. The nature of our current development for software products is generally such that we can measure technological feasibility most effectively using the working model method, in which the time between establishment of a working model and general availability is short, which results in no costs that qualify for capitalization.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by us taking place on or after July 1, 2009. Early adoption is prohibited. We will assess the impact of SFAS 141(R) if and when we make a future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on July 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on July 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on July 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on July 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Financial Statements on page F-1. The supplementary data is included in Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No events occurred requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008, and have concluded that, as of such date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraphs due to material weaknesses in internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During its assessment of internal control over financial reporting for the period ended June 30, 2007, management discovered several weaknesses in its accounting processes. Subsequently, management, with the participation of the Audit Committee, engaged an accounting firm to assist the Company and hired an experienced chief financial officer to implement systems and controls to address the Company's needs. Additionally, RSM McGladrey was retained to assist the Company in a study of it is internal controls. RSM McGladrey has performed its review of our internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the findings of RSM McGladrey and management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008, we identified the following deficiencies in our internal controls over financial reporting. Management does not believe any one deficiency would qualify as a material weakness but the combination of deficiencies may qualify as a significant deficiency.

Deficiencies

Entity-Level Controls. We did not maintain an effective control environment and certain entity-level controls included in the information and communications and monitoring components of internal control were not designed or operating effectively.

Segregation of Duties. We did not provide for adequate segregation of duties in our accounting and finance functions, specifically with respect to access to and control of our cash flow without any secondary review.

Financial Reporting and Period Closings. We did not maintain adequate policies and procedures to ensure that timely, accurate and reliable consolidated financial statements were prepared and reviewed.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the investigation and a company-led accounting review, management intends to take steps, where practical, to implement the remedial recommendations identified in the RSM McGladrey investigation and to complete the remediation of the deficiencies identified above by June 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in the evaluation that occurred during our fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following information is furnished with respect to each our directors as of October 9, 2008. Each director’s term lasts until the 2008 Annual Meeting of Stockholders and until he is succeeded by another qualified director who has been elected. There are no family relationships between any of the directors or executive officers.

Name	Age	Position

Mark S. Germain	58	Chairman and Director
Frank C. Carlucci	78	Vice-Chairman and Director
William D. Kirkland	46	Chief Executive Officer and Director
Mark Auerbach	70	Director
John D. Macomber	80	Director
John J. Regazzi	60	Director
Dr. Andrew A. Sorensen	70	Director

Mark S. Germain has served as our Chairman of the Board since March 2007, as a Director since January 2006, and as a consultant to Collexis since October 2005. For more than the past five years, Mr. Germain has served as the Managing Director of The Olmsted Group, LLC. He has been involved as a founder, director, chairman of the board, and/or investor in over twenty companies in the biotech field, and assisted many of them in acquiring technology and in arranging corporate partnerships, mergers and acquisitions and financings. Mr. Germain is a founding member and director of ChomaDex, Inc. and serves as co-chairman of the board of directors of Pluristem Life Systems, Inc. In addition, Mr. Germain has served as a director of Reis, Inc. since May 1997 and serves as chairman of its audit committee. Mr. Germain also serves as a director of several privately-held biotechnology companies and of Stem Cell Innovations, Inc., a publicly traded company. He is a graduate of NYU School of Law, cum laude, and Order of the Coif, and was previously a partner in a New York law firm.

Frank C. Carlucci has served as Vice-Chairman of the Board since June 2007. Mr. Carlucci currently serves as Chairman Emeritus for The Carlyle Group, in Washington D.C. From November 1987 to January 1989, Mr. Carlucci served as U.S. Secretary of Defense, following his service as Assistant to the President for National Security Affairs under President Ronald Reagan in 1987. Prior to serving in these positions, he was Chairman and CEO of Sears World Trade, a business he joined in 1983. Mr. Carlucci has had a career in government service, including serving as Deputy Secretary of Defense from 1980 to 1982, Deputy Director of Central Intelligence from 1978 to 1980, U.S. Ambassador to Portugal from 1975 to 1978, Under Secretary of Health Education and Welfare from 1973 to 1975, Deputy Director of OMB from 1970 to 1972, and Director of the Office of Economic Opportunity in 1969. Mr. Carlucci was a Foreign Service Officer from 1956 to 1980, and served as an officer in the U.S. Navy from 1952 to 1954.

Mark Auerbach was appointed as a Director in June 2007. Mr. Auerbach is Chairman of our Audit Committee, and our Board of Directors has determined that he qualifies as an independent “audit committee financial expert” as defined under SEC rules. From 1993 to 2005, Mr. Auerbach served as Chief Financial Officer of Central Lewmar LLP, a national fine paper distributor. He is currently a director for Optimer Pharmaceuticals, Rx Elite Pharmaceuticals and Chairman of the Board of Directors for Neuro Hitech. Mr. Auerbach serves as the Chairman of the audit committee for Rx Elite Pharmaceuticals and is a member of the audit committees of Neuro Hitech Pharmaceuticals, and Optimer Pharmaceuticals. He also serves on the compensation committees of Rx Elite Pharmaceuticals and Neuro Hitech Pharmaceuticals. From September 2003 through October 2006, he served as Executive Chairman of the Board of Directors for Par Pharmaceutical Companies, Inc. A Certified Public Accountant, Mr. Auerbach has also been a board member of several small cap companies over the last twenty years. Mr. Auerbach holds a Bachelor of Science in Commerce from Rider College.

William D. Kirkland has served as a Director since January 2006, as well as Chief Executive Officer and President of Collexis since February 2007. Mr. Kirkland also served as Chief Executive Officer and President of Collexis, Inc., a subsidiary of Collexis B.V., from February 2006 to February 2007. From August 2001 until February 2006, Mr. Kirkland was Business Unit Executive, (Americas) Life Sciences Business Consulting Services for IBM. He was Vice President, Life Sciences Division, of Nutec Sciences, Inc., from October 2000 until August 2001. From 1991 until October 2000, Mr. Kirkland was Director, Training and Development – Pfizer Limited, United Kingdom. He currently serves as a director for SEBIO and Georgia BioMed Partners. Mr. Kirkland holds a Bachelor of Science in Criminal Justice from the University of South Carolina.

John D. Macomber was appointed as a Director in June 2007. Mr. Macomber has served as Principal of JDB Investment Group since 1992. He currently serves as a director of AEA Investors LLC. Mr. Macomber is also Chairman of the Council for Excellence in Government, Vice Chairman of The Atlantic Council of the United States, a Trustee of the Carnegie Institution of Washington, and The Folger Library. Mr. Macomber serves as a director of the National Campaign to Prevent Teen Pregnancy and the Smithsonian National Board. He has held director positions at numerous companies, including Mettler-Toledo International Inc., Bristol-Myers Squibb Company, The Brown Group, Inc., Celgene Corporation, Chase Manhattan Bank, Florida Power & Light, IRI International, Mirror World Technologies, Norlin Industries, Rand McNally, RJR Nabisco, Pilkington Ltd., Textron Inc. and Xerox Corporation. Mr. Macomber’s former non-profit directorships include the Lincoln Center for the Performing Arts, New York Philharmonic and the New York Zoological Society. Mr. Macomber is a former Trustee of The Rockefeller University and Adelphi University, Charter Trustee of Phillips Academy, and Chairman of the Advisory Board of the Yale School of Management. Prior to joining JDB Investment Group, Mr. Macomber served as Chairman and President of the Export-Import Bank of the United States from 1989 to 1992, and served as Chairman and Chief Executive Officer of Celanese Corporation from 1973 to 1986. Mr. Macomber was a Senior Partner at McKinsey & Co. from 1954 to 1973. Mr. Macomber graduated from Yale University in 1950 and Harvard Business School in 1952.

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

Dr. Andrew A. Sorensen was appointed as a Director in September 2008. Dr. Sorensen retired as the President of the University of South Carolina in July of 2008 where he served since 2002. He currently is a professor at the University of South Carolina School of Medicine. From 1996-2002, Dr. Sorensen was the President of the University of Alabama. From 1990-1996 he served as the Provost and Vice President for Academic Affairs at the University of Florida. Prior to 1990 he spent three years as the Executive Director, AIDS Institute at Johns Hopkins Medical Institutions and four years as the Dean of the School of Public Health at the University of Massachusetts. In addition to his distinguished career in academia, Dr. Sorensen serves on a number of boards, including Carolina First Bank, Health Sciences of South Carolina, Southeastern Universities Research Association and the Southeastern Conference. Additionally, he serves on the National Institutes of Health National Science Advisory Board for Biosecurity and the Bioterrorism Advisory Committee of the State of South Carolina.

Executive Officers

The following table provides certain information about our executive officers as of the date of this report. For biographical information about Mr. Kirkland please see “Directors” above.

Name	Age	Position

William D. Kirkland	46	Chief Executive Officer, President and Director
Mark Murphy	55	Chief Financial Officer
Stephen A. Leicht	32	Executive Vice President and Chief Operating Officer
Darrell W. Gunter	49	Executive Vice President and Chief Marketing Officer
Bob J.A. Schijvenaars	42	Chief Scientific Officer
Martin Schmidt	41	Chief Technology Officer

Mark Murphy joined Collexis in April of 2008 as Chief Financial Officer. Prior to joining Collexis, Mr. Murphy served as senior vice president of finance for PCA International, Inc. from 2006 to March of 2008 where he directed all finance and treasury functions. From 1998 to 2005, Mr. Murphy held a variety of financial and operational leadership positions in the Kellogg Company including business unit CFO of Warehouse Club and Specialty Products and director of operations for the Kellogg Snacks DSDD distribution channel. Mr. Murphy holds a Bachelor of Science in Business Administration and Accounting from Ohio University.

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

Martin Schmidt was appointed as our Chief Technology Officer in October 2007 after we acquired SyynX Solutions GmbH, a German company he founded in 1999. Mr. Schmidt previously served as a Managing Director of SyynX. Under the leadership of Mr. Schmidt, SyynX became the global leader in application development on top of the Collexis core environment, including high profile engagements at Johns Hopkins University, Harvard University, Asklepios Health System, Bristol Myers Squibb and other leading institutions. Before joining SyynX, Mr. Schmidt was an independent consultant for SHARED – a project funded by the European Commission to bring better healthcare information to developing nations via the Internet. For the decade proceeding Mr. Schmidt’s foray into information technology, he was a successful full time independent musician and composer in jazz and modern music, giving concerts all over Europe. Mr. Schmidt serves on the supervisory board of e.Consult AG.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interests and providing full, accurate and timely disclosure to the public. We have adopted a Code of Ethics and Business Conduct that applies to all of our employees. The Code of Ethics and Business Conduct is available at www.collexis.com under the “Investors” tab. Any amendment to, or waiver of, a provision of the Code of Ethics that applies to our principal executive officer or principal financial officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K will be also posted on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and persons who own beneficially more than 10% of our common stock are required to file with the SEC initial reports of their ownership of our common stock and to file subsequent reports for any changes in such ownership. Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe all reports required by Section 16(a) of the Exchange Act were timely filed with respect to the fiscal year ended June 30, 2008.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation of the Chief Executive Officer, Chief Financial Officer and the four other most highly compensated executive officers of Collexis Holdings, Inc. and its subsidiaries for the year ended June 30, 2008. We refer to these officers as the “named executive officers” in this report.

Summary Compensation Table

Name and Principal Position	Year(1)	Salary ($)	Stock Awards ($)	Option Awards(2) ($)	All Other Compen- sation ($)		Total ($)

William D. Kirkland(3)	2008	250,000	—	40,857			290,857
Chief Executive Officer	2007	250,000	—	40,745			290,745
	2006	104,167	—	16,634			120,801

Mark Murphy(4)	2008	47,051	—	—	—		—
Chief Financial Officer	2007	—	—	—	—		—
	2006	—	—	—	—		—

Peter van Praag(5)	2008	285,885	—	21,399	—		307,284
Chief Executive Officer of	2007	119,655	—	13,954	139,598	(6)	273,207
Collexis B.V.	2006	—	—	—	255,627	(6)	—

Henk J. Buurman(7)	2008	285,885	—	21,399	21,177		307,284
Vice President Strategy of Collexis	2007	119,655	—	13,954	139,598	(6)	273,207
B.V.	2006	—	—	—	255,627	(6)	—

Stephen A. Leicht (8)	2008	200,000	—	45,449	30,463	(9)	275,912
Executive Vice President Sales	2007	170,000	—	34,668	—		204,668
	2006	62,500	—	5,696	—		68,196

Darrell W. Gunter (10)	2008	228,750	—	78,643	—		307,393
Chief Marketing Officer	2007	56,250	—	19,339	—		75,589
	2006	—	—	—	—		—

(1)	2006 is from July 1, 2005 through June 30, 2006. 2007 is from July 1, 2006 through June 30, 2007. 2008 is from July 1, 2007 through June 30, 2008.

(2)
These amounts reflect amounts we recognized for financial statement reporting purposes for the fiscal years ended June 30, 2008, 2007 and 2006 in accordance with SFAS 123(R) for awards granted after December 31, 2005. No executive officer listed above received grants before January 1, 2006. We adopted SFAS 123(R) effective January 1, 2006. Because we were not a public company in prior years, in preparing our financial statements for all periods ending before January 1, 2007, we used the minimum value method for valuing options we granted in those years as permitted by APB 25, SFAS 123 and SFAS 148. We were not required to expense over the vesting period the options that we granted before 2006. For purposes of the amounts shown in the above table, our compensation expense for all option grants since January 1, 2006 is based on the grant date fair market value but is recognized over the period in which the executive officer must provide services to earn the award. Our executive officers will not realize any value of these awards in cash unless and until they exercise the options and sell the underlying shares.

(3)
Mr. Kirkland joined Collexis Holdings, Inc. as Chief Executive Officer on February 1, 2006. On February 1, 2006, we granted options to purchase shares 2,920,000 of our common stock at an exercise price of $0.10 per share (as adjusted for the reverse merger) to Mr. Kirkland as compensation for his employment. Under these options, shares vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February beginning May 1, 2006 until February 1, 2009, when the final 243,335 shares will vest. The options have a three-year term.

(4)
Mr. Murphy joined Collexis Holdings, Inc. as Chief Financial Officer on April 7, 2008. Our board of directors has approved the grant of 400,000 shares of restricted stock to Mr. Murphy. The restricted stock will vest annually over five years.

(5)
Mr. van Praag resigned as Chief Executive Officer of Collexis B.V. effective June 30, 2008. On January 1, 2006, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share (as adjusted for the reverse merger) to Van Praag Informatisering B.V., an entity controlled by Mr. van Praag. As part of our agreement with Mr. van Praag with respect to his resignation, as of June 30, 2008, all shares have vested and the options remain exercisable until June 30, 2010.

(6)
These amounts reflect fees paid under management agreements to entities controlled by each of Mr. van Praag and Mr. Buurman for general management and director services prior to January 1, 2007. The amounts above represent the U.S. dollar amount at the then current average exchange rate to the Euro. On January 1, 2007, these management agreements were cancelled and Mr. van Praag and Mr. Buurman were employed in their roles as executive officers of Collexis B.V.

(7)
Mr. Buurman resigned as Vice President Strategy of Collexis B.V. effective June 30, 2008. On January 1, 2006, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share (as adjusted for the reverse merger) to V.D.B. Pacific B.V., an entity controlled by Mr. Buurman. As part of our agreement with Mr. Buurman with respect to his resignation, as of June 30, 2008 all shares have vested and the options remain exercisable until June 30, 2010.

(8)
On February 1, 2006, we granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share (as adjusted for the reverse merger) to Mr. Leicht as compensation for his employment. Under these options, shares vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February beginning May 1, 2006 until February 1, 2009, when the final 83,335 shares will vest. The options have a three-year term. On November 1, 2006, we granted options to purchase an additional 300,000 shares of our common stock at an exercise price of $0.75 per share (as adjusted for the reverse merger) to Mr. Leicht as compensation for his employment. Under these options, shares vest quarterly in equal amounts over three years on the first day of each February, May, August and November beginning February 1, 2006 until November 1, 2009, when the final 25,000 shares will vest. The options have a three-year term.

(9)	Represents commissions earned on sales.

(10)
Mr. Gunter joined Collexis Holdings, Inc. as Chief Marketing Officer on April 1, 2007. On April 1, 2007, we granted options to purchase 750,000 shares of our common stock at an exercise price of $0.75 per share to Mr. Gunter as compensation for his employment. Under these options shares vest quarterly in equal amounts over three years on the first day of each July, October, January and April beginning July 1, 2007 until November 1, 2010, when the final 62,500 shares will vest. The options have a four -year term.

Employment Agreements

William D. Kirkland. William Kirkland entered into an employment agreement with Collexis, Inc. and Collexis B.V. to serve as the Chief Executive Officer and President of Collexis, Inc., a subsidiary of Collexis B.V., on January 5, 2006, as amended on February 12, 2007. Additionally, Mr. Kirkland has performed the duties of the Chief Executive Officer of Collexis B.V. since February 2006. The agreement with Mr. Kirkland is for a term of three years, which is automatically extended for a consecutive twelve month periods thereafter on the same terms and conditions, unless either party gives written notice not to renew 180 days prior to the end of any term. Mr. Kirkland’s right to receive an incentive bonus is based on the satisfaction of performance criteria as determined by our board of directors in its sole and absolute discretion. Under the terms of his employment agreement, Mr. Kirkland entered into an option agreement with Collexis B.V. on February 1, 2006, under which Mr. Kirkland was granted options to purchase 292,000 shares of the common stock of Collexis B.V. These options were converted in our February 2007 reverse merger to options to acquire 2,920,000 shares of our common stock at $0.10 per share, which expire on February 1, 2009. Under the terms of his employment agreement, Mr. Kirkland is entitled to participate in all bonus and benefit programs we establish for our executive employees, including health care and life insurance plans. The agreement also contains a non-compete clause and non-solicitation of employees clause, for a period of one year from the date of termination of employment.

Stephen A. Leicht. Stephen Leicht entered into an employment agreement with Collexis, Inc. and Collexis B.V. to serve as the Director of Operations on January 25, 2006, which agreement was amended and restated in April 2006, and further amended on February 12, 2007. The amended and restated agreement is for a term of three years, which is automatically extended for a consecutive twelve month periods thereafter on the same terms and conditions, unless either party gives written notice not to renew 180 days prior to the end of any term. Mr. Leicht’s right to receive an incentive bonus is based on the satisfaction of performance criteria as determined by our board of directors in its sole and absolute discretion. Under the terms of his employment agreement, Mr. Leicht entered into an option agreement with Collexis B.V. on February 1, 2006, under which Mr. Leicht was granted options to purchase 100,000 shares of the common stock of Collexis B.V. On the reverse merger, these options were converted into options to acquire 1,000,000 shares of our common stock at $0.10 per share, which expire on February 1, 2009. Under the terms of his employment agreement, Mr. Leicht is entitled to participate in all benefit programs established for other executives of Collexis, Inc. The agreement also contains a non-compete clause and non-solicitation of employees clause, for a period of one year from the date of termination of employment.

Darrell W. Gunter. Darrell Gunter entered into an employment agreement with Collexis to serve as the Chief Marketing Officer in April 2007. The agreement with Mr. Gunter is for a term of three years, which is automatically extended for a consecutive twelve month periods thereafter on the same terms and conditions, unless either party gives written notice not to renew 180 days prior to the end of any term. As part of his compensation arrangement, on April 1, 2007, we granted Mr. Gunter options to purchase 750,000 shares of our common stock at an exercise price of $0.75 per share. These options vest quarterly over a three-year period beginning July 1, 2007 and expire on April 1, 2011. The agreement also contains a non-compete clause and non-solicitation of employees clause, for a period of one year from the date of termination of employment.

Peter van Praag. Van Praag Informatisering B.V. entered into a management agreement with Collexis B.V. on October 27, 2005 to provide for the general management of Collexis B.V. Upon Mr. van Praag’s appointment as an officer of Collexis B.V. effective on the reverse merger, this management agreement was cancelled. On February 14, 2007, Mr. van Praag entered into an employment agreement with Collexis B.V. to serve as the Chief Executive Officer of Collexis B.V.. Mr. van Praag’s employment agreement was terminated as of June 30, 2008 upon his resignation. Mr. van Praag entered into a Separation and Settlement Agreement with Collexis on July 31, 2008 which was effective as of June 30, 2008 which provides for payments of €7,500 per month for 8 months or a total of €60,000, such payments approximate $88,236 based on the average exchange rate for fiscal 2007. The agreement also contains a non-compete clause and non-solicitation of employees clause, for a period of one year from the date of termination of employment.

Henk J. Buurman. VDB Pacific B.V. entered into a management agreement with Collexis B.V. on October 27, 2005 to provide director services to Collexis B.V. Upon Mr. Buurman’s appointment as an officer of Collexis B.V. effective on the reverse merger, this management agreement was cancelled. On February 14, 2007, Mr. Buurman entered into an employment agreement with Collexis B.V. to serve as Vice President of Strategy. Mr. Buurman’s employment agreement was terminated as of June 30, 2008 upon his resignation. Mr. Buurman entered into a Separation and Settlement Agreement with Collexis on July 31, 2008 which was effective June 30, 2008 which provides for payments of €7,500 per month for 8 months or a total of €60,000, such payments approximate $88,236 based on the average exchange rate for fiscal 2007. The agreement also contains a non-compete clause and non-solicitation of employees clause, for a period of one year from the date of termination of employment.

Potential Payments Upon Termination or Change in Control

William D. Kirkland. Under the terms of his employment agreement, if Mr. Kirkland is terminated by mutual agreement, for cause (as defined in the employment agreement), at his election, or due to his disability or death, he is entitled to accrued annual salary, incentive bonuses, equity based incentives, and payment for accrued but untaken vacation days. To the extent permissible, in the event of his disability or death, Mr. Kirkland or his estate will also be eligible to receive any benefits to which he or it are entitled to receive under our benefit plans for the six months following such termination event. If Mr. Kirkland is terminated without cause or at his election for good reason (as defined in the employment agreement), he is entitled to his annual base salary, plus any accrued but unpaid incentive bonuses and equity based incentives, on a regular payroll basis then in effect, for the lesser of (a) two years after the termination date or (b) the balance of then current employment period, plus payment for accrued but untaken vacation days and a continuation of benefits, to the extent permissible. All of Mr. Kirkland’s options will vest on the first to occur of: (a) a change in control (as defined in the option agreement); (b) Mr. Kirkland’s termination for good reason; or (c) our termination of his employment without cause.

Stephen A. Leicht. Under the terms of his employment agreement , if Mr. Leicht is terminated by mutual agreement, for death or disability, for cause (as defined in the employment agreement), or by his voluntary termination, he is entitled to any base salary that is earned but unpaid, payment for accrued but untaken vacation days, vested benefits under any employee benefit plan, and any unreimbursed expenses as of the termination date. If Mr. Leicht’s employment is terminated without cause or at his election for good reason (as defined in the employment agreement), we will continue to pay his base salary for 180 days following termination. These payments will be reduced dollar-for-dollar by any wages or other compensation actually received by Mr. Leicht during the period he is receiving such severance payments. All of Mr. Leicht’s options issued under that agreement will vest on the first to occur of: (a) a change in control (as defined in the option agreements); (b) Mr. Leicht’s termination for good reason; or (c) our termination of his employment without cause.

Darrell W. Gunter Under the terms of his employment agreement, if Mr. Gunter is terminated by mutual agreement, for death or disability, for cause (as defined in the employment agreement), or by his voluntary termination, he is entitled to any base salary that is earned but unpaid, payment for accrued but untaken vacation days, vested benefits under any employee benefit plan, and any unreimbursed expenses as of the termination date. If Mr. Gunter’s employment is terminated without cause or at his election for good reason (as defined in the employment agreement), we will continue to pay his base salary for 180 days following termination. These payments will be reduced dollar-for-dollar by any wages or other compensation actually received by Mr. Gunter during the period he is receiving such severance payments. All of Mr. Gunter’s options will vest on the first to occur of: (a) a change in control (as defined in the option agreement); (b) Mr. Gunter’s termination for good reason; or (c) our termination of his employment without cause.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
William D. Kirkland	2,160,010	(1)	759,990	(1)	$0.10	February 1, 2009	—		—

Mark Murphy	—		—		—	—	400,000	(4)	—

Peter van Praag	1,000,000		—		$0.10	June 30, 2010	—		—

Henk J. Buurman	1,000,000		—		$0.10	June 30, 2010	—		—

Stephen A. Leicht	749,999	(1)	250,001	(1)	$0.10	February 1, 2009	—		—
	150,000	(2)	150,000	(2)	$0.75	November 1, 2009	—		—

Darrell W. Gunter	250,000	(3)	500,000	(3)	$0.75	April 1, 2011	—		—

(1)	Options vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February until February 1, 2009.

(2)	Options vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February until November 1, 2009.

(3)	Options vest quarterly in approximately equal amounts over three years on the first day of each May, August, November and February until November 1, 2010.

(4)	Restricted stock vests annually in equal amounts over five years from the date of grant.

Director Compensation

The following table summarizes the total compensation we paid to our non-employee directors during the fiscal year ended June 30, 2008. We pay cash compensation to our independent directors of $1,500 per meeting.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)

Mark S. Germain	—	80,000	(1)	80,000

Frank C. Carlucci	9,000	—		9,000

Mark Auerbach	3,000	—		3,000

John D. Macomber	3,000	—		3,000

John J. Regazzi	—	57,000	(2)	57,000

Dr. Andrew Sorensen	—	—		—

(1)
We have an oral consulting arrangement with Mark S. Germain. Under this arrangement, we pay Mr. Germain $10,000 per month for his consulting services. To the extent Mr. Germain does not request payment, the amounts owed him are accrued as an expense on our books.

(2)
We have a consulting arrangement with John J. Regazzi. Under this arrangement, we currently pay Dr. Regazzi $6,000 per month for his consulting services. The agreement dated April 1, 2007, has no expiration date.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our executive compensation philosophy is to enable Collexis to attract, retain and motivate key executives to achieve our long-term objectives. Attracting and retaining key executives is particularly challenging in the software industry where executives are required to remain focused and committed throughout long periods of product development and, at times, financial instability. The market for executive talent in the software industry is highly competitive.

Setting Executive Compensation

The Compensation Committee has responsibility for our executive compensation philosophy and the design of executive compensation programs, based on consideration of our strategic and financial goals, competitive forces, fairness, individual responsibilities, challenges and economic factors. In addition to evaluating our executives’ contributions and performance in light of corporate objectives, we also base our compensation decisions on market considerations. All forms of compensation are evaluated relative to the market in our industry. Individual compensation pay levels may vary from this reference point based on recent individual performance and other considerations, including breadth of experience, length of service, the anticipated level of difficulty in replacing an executive with someone of comparable experience and skill, and the initial compensation levels required to attract qualified new hires.

Elements of Compensation

Our total compensation program consists of fixed elements, such as base salary and benefits, and variable performance-based elements, such as annual and long-term incentives. Our fixed compensation elements are designed to provide a predictable source of income to our executives. Our variable performance-based elements are designed to reward performance at three levels: individual performance, actual corporate performance compared to annual business goals, and long-term shareholder value creation.

We compensate our executives principally through base salary, performance-based annual cash incentives and equity awards. The objective of this three-part approach is to remain competitive with other companies in our industry, while ensuring that our executives are given the appropriate incentives to achieve near-term objectives and at the same time create long-term shareholder value.

Base Salary. We provide our executive officers with a level of assured cash compensation in the form of a base salary that reflects their professional status and accomplishments. As described above, our compensation philosophy allows the Compensation Committee to take into account, for both current and new executive officers, recent individual performance, breadth of experience, length of service, the anticipated level of difficulty in replacing an executive with someone of comparable experience and skill, and the initial compensation levels required to attract qualified new hires. In setting base salaries for our executive officers (other than the Chief Executive Officer), the Compensation Committee also considers the recommendation of our Chief Executive Officer.  As a result of the analysis described above, in August 2008 the Compensation Committee increased the annual base salary for our Chief Executive Officer to $300,000 and our Chief Operating Officer to $250,000 a 20% and 25% increase over their respective base salaries in the previous fiscal year.

Annual Executive Bonuses.  We do not have a formal incentive or bonus plan for executives. However, our board of directors has the right in its discretion to pay our executives annual cash performance bonuses pursuant to the terms of each executive’s employment agreement. The board may consider our corporate goals and objectives and our actual performance against those criteria in its determination of whether cash incentive or bonus payments should be made to our executives. In addition, our board may consider an executive’s individual performance in its determination of whether cash incentive or bonus payments should be made to the executive.

Equity Compensation. Consistent with our approach described above for allocating overall targeted compensation among the three components of compensation, we have granted our officers and key employees nonqualified stock options to acquire shares of our common stock. All equity incentive awards to our executive officers are granted by the Compensation Committee. We believe that equity participation is a key component of our executive compensation program. We intend to present a comprehensive equity compensation plan to our stockholders for approval at our 2008 annual meeting.

Employee Benefits. We provide employee benefits on a company-wide basis with the selection of specific plans made based on management’s analysis of plans available in the marketplace as well as the necessary elements to attract and retain employees. We offer employee benefit programs that are intended to provide financial protection and security for our employees and to reward them for the total commitment we expect from them in service to Collexis. Company-wide benefits such as medical, dental life insurance and profit sharing 401(k) are available to executives under plans and policies that are available to all of our U.S. based employees.

Employment Agreements. Named executive officers are hired pursuant to written employment agreements which establish base compensation, eligibility for performance based bonuses, equity awards, severance and other benefits. We believe employment agreements promote retention and provide for various covenants to protect our intellectual property. The Compensation Committee reviews and approves executive employment agreements. We believe that the benefits provided by these agreements are reasonable and are consistent with practices in our industry. For more details concerning our Employment Agreements, please refer to “Employment Agreements” and “Potential Payments upon Termination or Change in Control” above.

Tax Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code, we may not deduct annual compensation in excess of $1 million paid to certain employees, generally the Chief Executive Officer and four other most highly compensated executive officers, unless that compensation qualifies as performance-based compensation under a shareholder approved plan and meets certain other technical requirements. While the Compensation Committee considers the impact of Section 162(m) in structuring our compensation plans and programs, the Compensation Committee has, and may continue to, approve awards which would not qualify as performance-based compensation under Section 162(m). The Compensation Committee reserves the flexibility and authority to make decisions that are in the best interest of the company and our shareholders, even if those decisions do not result in full deductibility under Section 162(m).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE
John J. Regazzi (Chairman)
Frank C. Carlucci
John D. Macomber
Mark Auerbach

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2008, there were no Compensation Committee interlocks or insider participation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of October 9, 2008 the number of shares of our common stock beneficially owned by (1) each of our directors; (2) each of our named executive officers; (3) each beneficial owner of more than 5% of our outstanding common stock; and (4) all of our executive officers and directors as a group.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Directors:

Mark S. Germain(4)	3,497,360	3.16%
Mark Auerbach(5)	1,236,667	1.12%
Frank C. Carlucci(6)	3,603,333	3.28%
William D. Kirkland(7)	32,799,976	29.18%
John D. Macomber (8)	1,603,332	1.46%
John J. Regazzi (9)	1,203,333	1.09%
Andrew A. Sorensen	—	*

Named Executive Officers:

Mark Murphy	—	*
Peter van Praag(10)	5,795,820	5.23%
Henk J. Buurman(11)	2,865,200	2.59%
Stephen A. Leicht(12)	1,116,666	1.01%
Darrell W. Gunter	375,000	*

All Directors and Executive Officers as a Group (13 persons) (13)	55,331,680	46.43%

Other 5% Stockholders:

Margie Chassman (14)	30,669,426	27.82%
Search Dynamics Corp. and Ltd. (15)	30,267,511	27.58%

* Less than one percent.

(1)	Unless otherwise indicated, the address for each of our directors and executive officers is in care of Collexis Holdings, Inc., 1201 Main Street, Suite 980, Columbia, South Carolina 29201.

(2)
In setting forth this information, we relied on our stock and transfer records and other information provided by the persons or entities listed in the table. Beneficial ownership is reported in accordance with SEC regulations and therefore includes shares of common stock that may be acquired within 60 days after October 9, 2008 upon the exercise of outstanding stock options. Shares of common stock issuable upon the exercise of such options are deemed outstanding for purposes of computing the percentage of common stock owned by the beneficial owner listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding common stock owned by any other shareholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person or entity has sole voting and investment power with regard to the shares shown as owned by such person or entity.

(3)
Based on 109,743,727 shares outstanding as of October 9, 2008 and assumes the exercise by the indicated stockholder or group of all options to purchase our common stock held by that stockholder or group that are exercisable on or before 60 days from October 9, 2008.

(4)
Includes 1,000,000 shares of common stock issuable to Mr. Germain on the exercise of vested stock options. Also includes 2,497,360 shares of common stock owned by Margery Germain, Mr. Germain’s spouse, as to which he disclaims beneficial ownership.

(5)	Includes 270,000 shares of common stock issuable to Mr. Auerbach on the exercise of vested stock options. Also includes 966,667 shares of common stock owned by Susan Auerbach, Mr. Auerbach’s spouse.

(6)	Includes 270,000 shares of common stock issuable to Mr. Carlucci on the exercise of vested stock options.

(7)
Includes 2,403,343 shares of common stock issuable to Mr. Kirkland on the exercise of vested stock options and 243,327 shares of common stock issuable on the exercise of stock options that will vest in the next 60 days. Also includes all shares of common stock owned by Margie Chassman and her affiliates that are held in a voting trust for which Mr. Kirkland serves as trustee. The trustee is required to vote on a pro rata basis proportionate to all other votes actually cast. Mr. Kirkland disclaims beneficial ownership of the shares held in the trust. For a more detailed discussion of this voting trust, see “Certain Relationships and Related Transactions and Director Independence – Chassman Voting Trust.”

(8)	Includes 270,000 shares of common stock issuable to Mr. Macomber on the exercise of vested stock options.

(9)	Includes 270,000 shares of common stock issuable to Dr. Regazzi on the exercise of vested stock options.

(10)
Includes 4,795,820 shares of common stock owned by Van Praag Informatisering B.V., a company wholly owned by Mr. van Praag. Also includes 1,000,000 shares of common stock issuable to Van Praag Informatisering B.V. on the exercise of vested stock options.

(11)
Includes 1,865,200 shares of common stock owned by V.D.B. Pacific B.V., a company controlled by Mr. Buurman. Also includes 1,000,000 shares of common stock issuable to V.D.B. Pacific B.V. on the exercise of vested stock options.

(12)
Includes 1,008,333 shares of common stock issuable to Mr. Leicht on the exercise of vested stock options and 108,333 shares of common stock issuable on the exercise of stock options that will vest in the next 60 days.

(13)
Includes 8,900,837 shares of common stock issuable on the exercise of vested stock options and 522,492 shares of common stock issuable on the exercise of stock options that will vest in the next 60 days.

(14)
Includes shares of common stock owned by Margie Chassman and her affiliates that are held in a voting trust for which our Chief Executive Officer serves as trustee. For a more detailed discussion of this voting trust, see “Certain Relationships and Related Transactions and Director Independence – Chassman Voting Trust.” Also includes 516,120 shares of common stock issuable on the exercise of vested stock options. The address for Ms. Chassman is 465 W. 23rd Street, Apt. 12J, New York, NY 10011.

(15)
Includes shares of common stock owned by each of Search Dynamics Limited, Youssef El Zein and Oussama Salam, who are shareholders we deem to be controlling or under common control with Search Dynamics Corp.

Equity Compensation Plans

The following chart provides information regarding our equity compensation plans (including individual compensation arrangements) for the fiscal year ended June 30, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	19,015,809	$0.42	—

Director Options. Options granted to our directors are fully vested as of the date of grant and expire five years from the date of grant, if not terminated earlier under the terms of the nonqualified stock option agreement. We have granted nonqualified stock options to certain of our directors as follows:

•	Mark S. Germain – 1,000,000 shares at an exercise price of $0.75 per share;
•	Mark Auerbach – 270,000 shares at an exercise price of $0.75 per share;
•	Frank C. Carlucci – 270,000 shares at an exercise price of $0.75 per share;
•	John D. Macomber – 270,000 shares at an exercise price of $0.75 per share; and
•	John J. Regazzi – 270,000 shares at an exercise price of $0.75 per share.

Post-Merger Employee Options.  We have granted certain individuals and entities, including certain of our executive officers, nonqualified options to purchase 6,474,192 shares of our common stock at an exercise price of $0.75 per share. These options vest quarterly over a three-year period and expire between three and eight years from the date of grant, if not terminated earlier under the terms of the nonqualified stock option agreement.  In certain of these agreements, the options vest immediately upon a change in control or if the employee is terminated without cause or resigns for good reason (as each term is defined in the stock option agreement).

Pre-Merger Employee Options.  Before the reverse merger on February 13, 2007, Collexis B.V. granted nonqualified stock options to several of its officers, directors and employees.  These options were converted in the reverse merger to options to acquire shares of our common stock, and the exercise price and amount of shares were adjusted accordingly.  These options vest quarterly over a three-year period and expire three to five years from the date of grant, if not terminated earlier under the terms of the agreement.  As of October 9, 2008, nonqualified options to purchase 9,463,621 share of our common stock have been granted under these terms with exercise prices ranging from $0.10 per share to $0.3875 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Chassman Voting Trust

On October 15, 2007, we entered into a voting trust agreement with Margie Chassman and William D. Kirkland, our Chief Executive Officer, as trustee under the voting trust agreement. We paid no consideration in connection with the voting trust agreement. As of October 9, 2008, Ms. Chassman owned 30,153,306 shares, or 27.5% of our issued and outstanding common stock. Ms. Chassman deposited all such shares of common stock into the voting trust. The voting trust agreement does not restrict Ms. Chassman or any of her family members or affiliates (as those terms are defined in the voting trust agreement) from selling or pledging any of the shares deposited into the voting trust, nor does it prohibit Ms. Chassman or any of her family members or affiliates from purchasing additional shares of our common stock, provided that any shares they purchase also become subject to the voting trust agreement. With regard to any matter submitted to our stockholders for a vote (including by written consent), the trustee must give instructions to us to the effect that the shares in the trust are being voted on such matter on a pro rata basis proportionate to all other votes actually cast. The voting trust terminates upon the earlier of: (a) October 15, 2017; or (b) when the shares in the trust represent less than 19% of the voting interest of our outstanding capital stock.

All transactions, if any, between Collexis and its officers, directors and principal shareholders and their affiliates and any transactions between us and any entity with which its officers, directors or principal shareholders are affiliated are subject to the approval of a majority of the board of directors, including the majority of the independent and disinterested outside directors of the board and must be on terms no less favorable to Collexis than could be obtained from unaffiliated third parties.

Board Committees and Independence

Our board of directors currently consists of seven members. We have three standing committees:

Committee	Members

Audit Committee	Mark Auerbach (Chairman), Frank C. Carlucci, and John D. Macomber

Compensation Committee	John J. Regazzi (Chairman), Frank C. Carlucci, John D. Macomber and Mark Auerbach

Nomination and Corporate Governance	John D. Macomber (Chairman), Frank C. Carlucci and Mark S. Germain

Our board of directors has evaluated whether each of these committee members is “independent” within the meaning of the federal securities laws concerning independence of directors generally and of members of the audit committee. Shares of our common stock are traded on the OTC Bulletin Board and not on NASDAQ or another national securities exchange. As permitted under applicable SEC rules, we have elected to apply NASDAQ listing standards in determining whether our directors are independent. The board has determined that Mr. Auerbach, Dr. Regazzi, Mr. Carlucci and Mr. Macomber are independent under the NASDAQ listing standards. In determining that Dr. Regazzi is independent, the board took into account that we have a consulting arrangement with Dr. Regazzi under which we pay him $6,000 per month for his consulting services. Therefore, a majority of our board of directors is independent, and our compensation committee is composed solely of independent directors.

The board determined that Mr. Auerbach, a member of the audit committee, meets the higher standards of independence for members of an audit committee under the NASDAQ listing standards and the SEC rules. Neither Mr. Germain nor Dr. Regazzi were found by the board to be “independent” for the purposes of serving on our audit committee under either the NASDAQ listing standards or the SEC rules applicable to audit committee members.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees to Independent Auditors

The following table shows the fees that we paid for services performed in the fiscal years ended June 30, 2008 and June 30, 2007:

	Year Ended June 30, 2008	Year Ended June 30, 2007

Audit Fees	$120,305	$205,563
Audit-Related Fees	—	—
Tax Fees	18,500	13,592
All Other Fees		—
Total	$138,805	$219,155

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended June 30, 2008 and the six months ended June 30, 2007, respectively, for the audit of our consolidated annual financial statements and the review of financial statements included in our quarterly reports.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the year ended June 30, 2008 and the six months ended June 30, 2007. These services principally include the assistance and issuance of consents for various filings with the SEC.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of federal and state income tax returns for Collexis and our subsidiaries.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended June 30, 2008 and the six months ended June 30, 2007.

Oversight of Accountants; Approval of Accounting Fees

Under the provisions of its charter, our audit committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. The charter provides that the audit committee has the sole and direct responsibility for determining the compensation of the independent auditor.

All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Financial Statements – see index on Page F-1 herein.

(2)	Other financial statements and schedules are not presented because they are either not required or the information required by such financial statements or schedules is presented elsewhere.

(b)	The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits at page E-1 included elsewhere in this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLEXIS HOLDINGS, INC.

Dated: October 14, 2008	By:	/s/ Mark Murphy
Mark Murphy
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Kirkland	Chief Executive Officer	October 14, 2008
William D. Kirkland	and Director (Principal Executive Officer)

/s/ Mark Murphy	Chief Financial Officer (Principal	October 14, 2008
Mark Murphy	Financial and Accounting Officer)

/s/ Mark Auerbach	Director	October 14, 2008
Mark Auerbach

/s/ Frank C. Carlucci	Director	October 14, 2008
Frank C. Carlucci

/s/ Mark S. Germain	Director	October 14, 2008
Mark S. Germain

/s/ John D. Macomber	Director	October 14, 2008
John D. Macomber

/s/ John Regazzi	Director	October 14, 2008
John Regazzi

/s/ Andrew Sorensen	Director	October 14, 2008
Andrew Sorensen

Audited Financial Statements of Collexis Holdings, Inc. and Subsidiaries

The audited financial statements of Collexis Holdings, Inc. included in this Annual Report on Form 10-K are as follows:

F-2	Report of Independent Registered Public Accounting Firm Elliott Davis LLC relating to the year ended June 30, 2008
F-3	Report of Independent Registered Public Accounting Firm Bernstein & Pinchuk LLP relating to the period ended June 30, 2007
F-4	Consolidated Balance Sheets as of June 30, 2008 and 2007
F-5	Consolidated Statements of Operations for the year ended June 30, 2008 and six months ended June 30, 2007
F-6	Consolidated Statements of Comprehensive Loss for the year ended June 30, 2008 and six months ended June 30, 2007
F-7	Consolidated Statements of Cash Flows for the year ended June 30, 2008 and six months ended June 30, 2007
F-8	Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended June 30, 2008 and six months ended June 30, 2007
F-9	Notes to Consolidated Financial Statements

Audited Financial Statements of Collexis B.V.

The audited financial statements of Collexis B.V. included in this Annual Report on Form 10-K are as follows:

F-24	Report of Independent Registered Public Accounting Firm Bernstein & Pinchuk LLP
F-25	Consolidated Balance Sheets as of December 31, 2006 and 2005
F-26	Consolidated Statements of Operations for the years ended December 31, 2006 and 2005
F-27	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2006 and 2005
F-27	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005
F-28	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005
F-29	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Collexis Holdings, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Collexis Holdings, Inc. and Subsidiaries as of June 30, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collexis Holdings, Inc. and Subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has continuing net cash outflows from operations and its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Collexis Holdings, Inc.’s internal control over financial reporting as of June 30, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC
Columbia, South Carolina
October 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members of the Audit Committee of
Collexis Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Collexis Holdings, Inc., and subsidiaries ("the Company") as of June 30, 2007 and the related statements of operations, statements of stockholders' equity (deficit), comprehensive loss, and cash flows for the six month period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and the results of its operations and its cash flows for the six month period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 10 to the financial statements included in the transition report for the transition period from January 1, 2007 to June 30, 2007 included in form 10-KSB/A, during July and September 2007, the Company sold approximately 3.7 million of its common stock in private offerings, for a total of approximately $2.8 million. In addition there are approximately $2.7 million in escrow in connection with subscription agreements for approximately 3.6 million shares.

/s/ Bernstein & Pinchuk LLP

New York, New York
September 28, 2007, except for the correction of an error concerning overstated general and administrative expenses as disclosed in Note 1 to the financial statements included in the transition report for the transition period from January 1, 2007 to June 30, 2007 included in form 10-KSB/A and its effect on the Consolidated Statements of Operations and loss per share, Comprehensive loss, and Cash Flows for the six months ended June 30, 2007, and the related cumulative effect on the equity section of the Balance Sheet as of June 30, 2007, as to which the date is October 29, 2007.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of June 30,
	2008	2007
ASSETS
Currents assets
Cash and cash equivalents	$1,476,234	$187,261
Accounts receivable, net of allowance for doubtful accounts of $ 302,492 and $ 84,422, respectively	1,193,678	618,462
Prepaid expenses and other current assets	225,973	231,768
Total current assets	2,895,885	1,037,491

Property and equipment, at cost, net of accumulated depreciation of $ 671,293 and $ 430,760, respectively	540,485	211,282
Intangibles, net of accumulated amortization of $998,584	7,726,426	-
Trade Name	1,090,494	-
Goodwill	9,616,603	-

Other assets
Security deposit - rent	23,482	34,179
Other long term assets	-	67,375
Option to purchase Syynx	-	673,750
Total other assets	23,482	775,304

Total assets	$21,893,375	$2,024,077

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable trade	$1,152,230	$409,931
Accrued taxes and expenses	1,299,416	923,319
Other and deferred charges	21,299	9,645
Deferred revenue	762,566	238,681
Deferred tax liability	22,706	-
Current portion of deferred purchase price	3,803,507	-
Total current liabilities	7,061,724	1,581,576

Loan from shareholder	-	650,000

Non-current liabilities
Deferred tax liability	1,532,977	-
Deferred purchase price	6,991,696	-
Total non-current liabilities	8,524,673	-

Stockholders' equity (deficit)
Common stock, par value $0.001, authorized 277,713,000 shares; 109,743,727 shares issued and outstanding as of June 30, 2008; authorized 277,713,000 shares; 59,818,728 issued and oustanding as of June 30, 2007	109,744	59,819
Additional paid-in capital	30,314,289	13,200,590
Accumulated other comprehensive income	636,693	26,082
Accumulated deficit	(24,753,748)	(13,493,990)
Total stockholders' equity (deficit)	6,306,978	(207,499)

Total liabilities and stockholders' equity	$21,893,375	$2,024,077

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,	Six Months Ended June 30,
	2008	2007
Revenue
License revenue	$728,326	$367,650
Service revenue	1,613,660	410,661
Maintenance & support revenue	368,907	121,891
Hardware & hosting revenue	143,430	33,864
Database subscription revenue	1,250,998	-
Total revenue	4,105,321	934,066

Cost of Revenue
Cost of license revenue	49,940	26,873
Cost of service revenue	955,826	223,509
Cost of maintenance & support revenue	148,586	457,348
Cost of hardware & hosting revenue	104,573	15,999
Cost of subscription revenue	394,692	-
Total cost of revenue	1,653,617	723,729

Gross profit	2,451,704	210,337

Operating expenses
General & administrative	8,972,366	2,591,298
Sales & marketing	3,065,258	1,242,995
Research & development	1,446,208	498,398
Total operating expenses	13,483,832	4,332,691

Loss before other income, interest and income tax	(11,032,128)	(4,122,354)
Other income	2,263	29,606
Loss before interest (expense)	(11,029,865)	(4,092,748)
Interest (expense)	(553,148)	-
Loss before income tax benefit	(11,583,013)	(4,092,748)
Tax benefit	323,255	-
NET LOSS	$(11,259,758)	$(4,092,748)

Basic and diluted common shares outstanding	74,996,816	58,039,205

Basic and diluted net loss per share	$(0.15)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements Of Comprehensive Loss

	Year Ended June 30,	Six Months Ended June 30,
	2008	2007
Net loss	$(11,259,758)	$(4,092,748)
Foreign currency translation adjustment	610,611	(46,293)
Comprehensive loss	$(10,649,147)	$(4,139,041)

The accompanying notes are an integral part of these consolidated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net loss	$(11,259,758)	$(4,092,748)
Adjustments to reconcile net loss to net cash to net cash used in operating activities
Depreciation and amortization	1,122,755	27,516
Stock option compensation expense	752,350	677,962
Loss on sale of assets	25,327	-
Allowance for bad debts	218,070	83,293
Reduction to deferred payment obligation for revenue earned	(176,995)	-
Deferred tax liability	(4,791)	-
Changes in operating assets and liabilities, net of acquired items:
Accounts receivable	(145,795)	(82,890)
Prepaid expenses and other current assets	5,795	223,850
Other receivables	-	79,711
Other assets & deferred charges	(106,437)	-
Accounts payable trade	624,111	(49,856)
Accrued expenses	758,146	99,359
Deferred revenue	267,801	(53,422)
Net cash (used in) operating activities	(7,919,421)	(3,087,225)

Cash flows from investing activities
Acquisition of property, and equipment	(178,879)	(104,666)
Acquisition of intangibles	(105,615)	-
Acquisition VersusLaw license	(550,000)	-
Acquisition of SyynX, net of cash acquired	(74,642)	-
Acquisition of Lawriter, net of cash acquired	(1,792,330)	-
Partial payment on def. purchase obligation - Lawriter	(813,750)	-
Partial payment on def. purchase obligation - SyynX	(2,106,330)	-
Net cash (used in) investing activities	(5,621,546)	(104,666)

Cash flows from financing activities
Loan from shareholder	(650,000)	650,000
Fees paid to raise capital	(66,398)	-
Proceeds from common stock issuance	14,632,935	-
Cash received on stock subscription	920,000	1,602,939
Net cash provided by financing activities	14,836,537	2,252,939

Net increase (decrease) in cash	1,295,570	(938,952)
Effect of exchange rate changes on cash and cash equivalents	(6,597)	4,043
Cash and cash equivalents at beginning of period	187,261	1,122,170
Cash and cash equivalents at end of period	$1,476,234	$187,261

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$54,132	$17,913
Income Taxes	$-	$-

Non-cash financing and investing activity:
Deferred obligation on acquisition of SyynX	$7,029,308	$-
Deferred obligation on acquisition of Lawriter	$5,927,728	$-
Common stock issued to purchase Lawriter	$500,000	$-
Common stock issued to purchase VersusLaw license	$414,867	$-
Common stock issued for services	$80,000	$-
Common stock issued to purchase Collexis BV shares from minority shareholder	$55,000	$-

The accompanying notes are an integral part of these consoldiated financial statements.

Collexis Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock				Accumulated
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income	Total
Balance - December 31, 2006	4,300,495	$276,612	$7,656,631	$(9,401,242)	$(208,544)	$(1,676,543)
Merger transaction and recapitalization	52,681,875	(219,629)	3,265,894	-	-	3,046,265
Shares issued in private placement	2,836,358	2,836	1,600,103	-	-	1,602,939
Stock option compensation expense	-	-	677,962	-	-	677,962
Effect of foreign currency translation	-	-	-	-	234,626	234,626
Net loss for the six months ended June 30, 2007	-	-	-	(4,092,748)	-	(4,092,748)
Balance - June 30, 2007	59,818,728	59,819	13,200,590	(13,493,990)	26,082	(207,499)
Proceeds from common stock issued in private placement	46,013,503	46,013	14,464,413	-	-	14,510,426
Fees paid with stock and private placement fees	-	-	(191,527)	-	-	(191,527)
Common stock issued to purchase Lawriter	666,666	667	499,333	-	-	500,000
Common stock issued to purchase VersusLaw license	846,666	847	414,020	-	-	414,867
Proceeds from common stock issued other	52,858	53	39,591	-	-	39,644
Stock option compensation expense	-	-	752,350	-	-	752,350
Proceeds from common stock issued on exercise of stock options	828,639	829	82,035	-	-	82,864
Common Stock issued for services	106,667	107	79,893	-	-	80,000
Common Stock issued to purchase Collexis BV shares from minority shareholder	183,333	183	54,817	-	-	55,000
Cash received on stock subscription shares issued 4/7/2008	1,226,667	1,226	918,774	-	-	920,000
Effect of foreign currency translation	-	-	-	-	610,611	610,611
Net loss for the year ended June 30, 2008	-	-	-	(11,259,758)	-	(11,259,758)
Balance - June 30, 2008	109,743,727	$109,744	$30,314,289	$(24,753,748)	$636,693	$6,306,978

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational Matters

Our Company was formed when, on February 13, 2007, Collexis Holdings, Inc., a Delaware corporation, merged with and into Technology Holdings, Inc., a Nevada corporation. As the surviving company, Technology Holdings, Inc. changed its name to Collexis Holdings, Inc. Immediately before the merger, Collexis Holdings, Inc. had acquired through a share exchange approximately 99.5% of the outstanding capital stock of Collexis B.V. On June 27, 2008, we acquired the remaining 0.5% of Collexis B.V. stock we did not previously own in exchange for 183,333 shares of our common stock. Before the merger, Technology Holdings, Inc. was a development stage company with no operations. Collexis B.V. was founded in 1999 in the Netherlands and through these transactions became the operating subsidiary of Collexis Holdings, Inc. and acquirer for accounting purposes.

On October 19, 2007, we acquired our long-time software development partner, SyynX WebSolutions GmbH, a privately-held software company based in Cologne, Germany. Additionally, on February 1, 2008, we acquired Lawriter, LLC, an Ohio based company that provides online legal research services to bar associations under the name Casemaker® via monthly database subscription fees. To further expand our offerings to legal industry clients, on January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc., under which we acquired a perpetual, non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions.

Description of Business

Collexis Holdings, Inc., sometimes referred to as “Collexis,” the “Company,” “we,” “us,” or “our” in this report, is a global software development company headquartered in Columbia, South Carolina with major operations in Cincinnati, Ohio, Geldermalsen, the Netherlands and Cologne, Germany. We develop software that supports the knowledge intensive market, building tools to search and mine large sets of information. Our software enables search, aggregation, navigation and discovery of information. Using public as well as proprietary thesauri of industry specific language, we can create “fingerprints” of texts - such as articles, web pages, books and internal and external databases - that can be used in turn to find the most relevant information for a researcher or business professional. We generate our revenues primarily from licensing our software, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis.

We operate several subsidiaries that support our core technology sales in the government, enterprise and life science sectors. We recently acquired an industry-dedicated subsidiary, Lawriter LLC, that provides online legal research services to lawyers in the United States primarily through state bar associations. In addition, we now offer the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com.

Our technology is based on the principle of fingerprinting or the semantic profiling of a document. The Collexis software can create a fingerprint for any piece of text containing relevant information. This process makes use of a structure of professional terminology in a particular field, including thesaurus, taxonomies or ontologies. A thesaurus contains selected words, terms and concepts and their semantic relationships in a hierarchical structure also reflecting synonyms and homonyms. The profiled fingerprint of a document is the starting point for industry applications that we use in our primary markets. The document fingerprint depends not only on the capabilities of the resulting application, but also on the underlying functionality and scalability of the system architecture to perform in industries as diverse as the legal, life sciences, and defense/government markets.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial reporting and in accordance with Article 8 of Regulation S-X. The results of operations of Collexis Holdings, Inc. and its wholly-owned subsidiaries Collexis B.V. and Collexis, Inc. are included for all periods presented. The results of SyynX Solutions, GmbH are included from October 19, 2007 and the results of Lawriter, LLC are included from February 1, 2008, their respective acquisition dates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The Company’s fiscal year end for financial reporting is June 30. The Company’s fiscal year end for income tax reporting has recently been changed to June 30 to correspond with its financial reporting period.

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes revenue from non-cancelable software licenses when the license agreement has been signed, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company recognizes license revenue from resellers when an end user has placed an order with the reseller and the above revenue recognition criteria have been met with respect to the reseller. In multiple element arrangements, the Company defers the vendor-specific objective evidence of fair value (“VSOE”) related to the undelivered elements and recognizes revenue on the delivered elements using the percentage-of-completion method.

The most commonly deferred elements are initial maintenance and consulting services. The Company recognizes initial maintenance on a straight-line basis over the initial maintenance term. The Company determines VSOE of maintenance by using a consistent percentage of maintenance fees to license fee based on renewal rates. The Company recognizes maintenance fees in subsequent years on a straight-line basis over the life of the applicable agreement. Maintenance contracts entitle the customer to hot-line support and all unspecified product upgrades released during the term of the maintenance contract. Upgrades include any and all unspecified patches or releases related to a licensed software product. Maintenance does not include implementation services to install these upgrades. The Company determines VSOE of services by using an average consulting rate per hour for consulting services sold separately, multiplied by the estimate of hours required to complete the consulting engagement.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes revenues from transaction fees associated with subscription arrangements, which are billable on a per transaction basis, based on the actual number of transactions processed during the period. The Company’s Lawriter subsidiary, invoices its subscription customers in advance of the month for which the subscription services are being provided. Recognition of revenue associated with such billing is recognized by Lawriter in the month the services are actually provided.

In accordance with Emerging Issues Task Force (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursement Received for ‘Out of Pocket’ Expenses Incurred,” the Company classifies reimbursements received for out-of-pocket expenses as revenue.

Foreign Currency Risk

The Company has conducted significant sales activity through its subsidiaries in the Netherlands and Germany. The Company has experienced foreign exchange gains and losses to date without engaging in any hedging activities.

The Company’s foreign operations’ functional currency is the applicable local currency (primarily the Euro). Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are reflected in the statements of operations.

Cash and Cash Equivalents, and Marketable Securities

The Company invests its excess cash in money market funds. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Loss per Common Share

Loss per share (“EPS”) is computed based on a weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. During the periods presented, the Company had 19,015,809 options, warrants and restricted stock outstanding that could potentially dilute basic earnings per share in the future. These instruments were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due, and thereby reduces the net receivable to the amount management believes is probable of collection. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, the current business environment and historical experience. The Company charges off receivables when the Company becomes aware of circumstances indicating that the receivables are uncollectible. The Dutch tax authorities reimburse any VAT tax that the Company previously paid on the uncollectible receivables.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. The Company computes depreciation expense using the straight-line method over the estimated useful lives of the assets (five years for cars, furniture and fittings and three years for computers, website and software). The Company amortizes leasehold improvements using the straight-line method over the lesser of the remaining term of the lease or its estimated useful life.

Property and equipment, net consists of:

	As of June 30,
	2008	2007
Property and Equipment, at cost
Computers and software	$968,603	$418,318
Furniture and fittings	191,445	152,054
Website	31,568	30,161
Cars	-	23,510
Leasehold improvements	20,162	17,999
	1,211,778	642,042
Less: Accumulated Depreciation and Amortization	671,293	430,760
Net Property and Equipment	$540,485	$211,282

Software Development Costs

The Company’s policy is to charge the costs of software development to expense in the year in which the Company incurs these costs. Generally, the Company does not capitalize costs related to projects that reach technological feasibility upon completion of a working model. Given the general nature of the Company’s current development of software products, the Company uses the working model method to measure technological feasibility. Because the time between establishment of a working model and general availability is short, no costs qualify for capitalization. Software development costs aggregated approximately $1,446,000 for the year ended June 30, 2008 and $ 498,000 for the six months ended June 30, 2007.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. If the Company determines that the carrying values of specific long-lived assets are not recoverable, the Company will record a charge to operations to reduce the carrying value of those assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” , goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual impairment tests are performed in the fourth quarter of each year.

Because of the proximity of the acquisition (Note 3) to year end, management does not believe there is any impairment to its Goodwill or Intangible Assets at June 30, 2008.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over estimated useful lives of three to 10 years.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Concentration of Credit Risk

The Company has no off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains its cash balances with one financial institution that appears to be adequately capitalized, and its accounts receivable credit risk is not concentrated within any geographic area. The Company’s revenues are derived primarily from large organizations involved in the life sciences, government and legal markets. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect the Company’s operating results.

Major Customers

For the year ended June 30, 2008, thirteen customers represented 67% of gross revenues. For the six months ended June 30, 2007, three customers represented 52% of total gross revenues.

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

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform to current year classifications. These reclassifications had no effect on previously reported results of operations or stockholders’ equity.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value investments. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after July 1, 2009. Early adoption is prohibited. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on July 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on July 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on July 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on July 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

Advertising Costs

The Company expenses all advertising costs as incurred. For the year ended June 30, 2008 the Company incurred approximately $432,000 in advertising expenses and approximately $119,000 for the six months ended June 30, 2007.

NOTE 2. GOING CONCERN AND LIQUIDITY

As shown in the accompanying consolidated financial statements, we incurred a net loss of $11.3 million for the year ended June 30, 2008, and current liabilities exceeded current assets by $4.2 million and we reported an accumulated deficit of $24.8 million as of June 30, 2008. As a result, the report of our Independent Registered Public Accounting Firm on these Consolidated Financial Statements, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

In the year ended June 30, 2008, net cash used in operations was $7.9 million. Our primary use of operating funds related to developing the Collexis Engine, increasing our sales and marketing presence and the professional services costs related to being a public company. Our working capital deficit was $4.2 million for the fiscal year ended June 30, 2008 compared to a deficit of $544,000 for fiscal year ended June 30, 2007.

Our investing activities during the fiscal year ended June 30, 2008 reflected payments made to purchase SyynX, Lawriter and the Versus Law license, as well as the deferred payments associated with such acquisitions. Net cash used in investing activities was $5.6 million for the year ended June 30, 2008.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 14, 2008, we had cash and cash equivalents of approximately $200,000. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for two weeks.

Our principal cash requirements are for working capital and to make deferred payments relating to the SyynX and Lawriter acquisitions. The deferred payments due on these acquisitions over the next twelve months are approximately $5.7 million. See discussion under Note 3 “Acquisitions.”

In order to alleviate our working capital deficiency, provide capital for deferred acquisition payments and address our continued financing concerns, management intends to take affirmative steps towards:

•	building on the momentum established in the market with our profiling and dashboard products and cultivating our strategic alliances to increase our market presence;

•	developing new products to address the demands in our core and legal markets; and

•	identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

To guide us in how to progress towards the above goals, we have retained an independent consulting firm to objectively evaluate our markets and growth potential, assist us with long range strategic planning, assist us in identifying capital and other resource needs and the deployment of such resources to maximize our product development and commercialization potential. However, there can be no assurance that this process will be successful.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.05 million. As of the date of this report, we have accepted subscriptions for $1.0 million from a private investor who has orally agreed to finance our working capital needs through the purchase of shares of our common stock, up to the amount of this private placement, on an as needed basis until this offering is fully subscribed. The investor is not contractually obligated to purchase additional shares of our common stock, therefore, there can be no assurance that we will receive additional funding through the private placement of our common stock and failure to achieve such funding will result in a significant negative impact to our business and our operating results.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. ACQUISITIONS

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

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also agreed to pay Lawcorp $500,000 on or before February 8, 2008, which obligation we mutually extended until, and paid on, February 27, 2008. In addition, we agreed to pay a total of $1,255,000 to OSBA, the first installment of which was paid in May 2008, and $3,000,000 to Lawcorp, with the remaining balance to each seller to be paid in equal installments, as listed in the following table.

Seller	Payment Date	Payment Amount

OSBA	August 1, 2008	$313,750
	November 1, 2008	313,750
	February 1, 2009	313,750
		$941,250

Lawcorp	February 1, 2009	$750,000
	February 1, 2010	750,000
	February 1, 2011	750,000
	February 1, 2012	750,000
		$3,000,000

With respect to the remaining $2,120,000 consideration due to OSBA, the purchase agreement provides that we may either:

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

Under the terms of the purchase, we also agreed to pay the Earnout , if any, on a pro rata basis to OSBA and Lawcorp within 20 days following the end of each calendar quarterly period within the Earnout period. The Earnout period:

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

The total of remaining payments, $5,884,255, represents the actual payment amounts due on their respective due dates. The calculation of deferred purchase price on our consolidated balance sheet at June 30, 2008, $5,090,407, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $793,848 represents the value of imputed interest.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transaction is accounted for in accordance with SFAS No. 141. The purchase price allocation, as of the purchase date, is as follows:

Purchase Price:
Deferred purchase price (net of imputed interest of $947,272)	$5,927,728
Cash	1,625,000
Common shares issued	500,000
8,052,728
Direct costs of acquisition	232,707
Total purchase price	$8,285,435

Values assigned to assets and liabilities:
Cash	$65,377
Accounts receivable	247,676
Property and equipment	104,216
Acquired technology (estimated useful life of seven years)	1,170,000
Trade name (estimated useful life indefinite)	1,090,000
Customer contracts (estimated useful life of ten years)	726,000
Goodwill	5,275,330
Accounts payable and accrued expenses	(97,005)
Deferred revenue	(256,084)
Accrued restructuring charges	(40,075)
Total purchase price assigned	$8,285,435

The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of Lawriter. Thus, this preliminary allocation is subject to refinement, including an increase in purchase price for the reasonably estimable value of the Earnout, as permitted for a period of 12 months from the date of acquisition.

On August 28, 2008, we paid to OSBA their $313,750 installment referenced in the table above. This payment was within the 30 day grace period permitted under the purchase agreement.

SyynX Solutions GmbH

On October 19, 2007, we entered into a Share Purchase Agreement with the shareholders and managing directors of SyynX Solutions GmbH (“SyynX”), for an aggregate cash consideration of €5,923,267, or approximately $8,488,343 at then current exchange rates. The Company made the first installment payment of €1,500,000 on December 31, 2007 ($2,208,350 as the average exchange rate on the payment date). This payment reflects a €500,000 reduction for an option payment previously made by Collexis B.V. The Company is required to make the remaining payments in installments over three years as follows (due to rounding of the payments to be made to several sellers, the reflection of a credit as noted below, and changes in the exchange rate as of June 30, 2008, the amounts below do not equal the gross amounts above):

Payment Date	Payment Amount in Euros	Scheduled Payments in US Dollars at 6-30-08 Exchange Rates	Remaining Payments in US Dollars at 6-30-08 Exchange Rates

October 1, 2008	€1,485,149	$2,346,386	$2,346,386
October 1, 2009	1,224,918	1,935,247	1,935,247
October 1, 2010	1,212,871	1,916,215	1,916,215
	€3,922,938	$6,197,848	$6,197,848

The total of remaining payments, $6,197,848, represents the actual payment amounts due on their respective due dates, calculated at June 30, 2008 exchange rates. The calculation of deferred purchase price on our consolidated balance sheet at June 30, 2008, $5,704,796, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $544,381 represents the value of imputed interest.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transaction is accounted for in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocation, as of the purchase date, is as follows:

Purchase Price:
Deferred purchase price (net of imputed interest of $790,941)	$7,029,308
Exercise of option	712,550
7,741,858
Direct costs of acquisition	189,878
Write off of Synnx receivable from Collexis Holdings, Inc.	(200,587)
Total purchase price	$7,731,149

Values assigned to assets and liabilities:
Cash	$154,036
Accounts receivable	320,820
Deferred tax assets	48,005
Property and equipment	71,435
Trade name (estimated useful life of five years)	1,090,000
Acquired technology (estimated useful life of seven years)	4,004,733
Goodwill	3,918,673
Accounts payable and accrued expenses	(21,183)
Income taxes payable	(127,876)
Deferred tax liability	(1,608,479)
Other liabilities	(119,015)
Total purchase price assigned	$7,731,149

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

Combined consolidated pro forma financial information

The operating results of SyynX and Lawriter are included with ours beginning October 19, 2007 and February 1, 2008 respectively. The following pro forma information reflects the impact on our statement of operations had these acquisitions occurred on July 1, 2007 and 2006 respectively.

	Year Ended
	June 30, 2008	June 30, 2007
Revenue as reported	4,105,321	1,808,001
Revenue pro-forma	5,818,655	6,092,606

Net Loss as reported	(11,259,758)	(6,521,900)
Net Loss pro forma	(11,723,671)	(5,761,401)

Net Loss per share as reported	$(0.15)	$(0.11)
Net Loss per share pro forma	$(0.16)	$(0.10)

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill at June 30, 2008 consisted of the following:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Purchased software license	7 years	$1,164,866	$(104,837)	$1,060,029
Acquired technology Lawriter, LLC	7 years	1,170,000	(69,643)	1,100,357
Acquired technology Syynx, GmbH	7 years	4,439,519	(622,964)	3,816,555
Customer contracts Lawriter, LLC	10 years	726,000	(30,250)	695,750
Software license Syynx, GmbH	5 years	15,110	(1,188)	13,922
Trade name Syynx, GmbH	5 years	1,209,515	(169,702)	1,039,813
Indefinite-lived intangible assets:
Trade name Lawriter, LLC	Indefinite	1,090,494	-	1,090,494
Goodwill Lawriter, LLC	Indefinite	5,272,269	-	5,272,269
Goodwill Syynx, GmbH	Indefinite	4,344,334	-	4,344,334
		$19,432,107	$(998,584)	$18,433,523

Aggregate amortization expense on existing acquired intangible assets was $ 998,584 in 2008. Estimated amortization expense in each of the next five years is as follows: 2009 - $1.6 million; 2010 - $1.6 million; 2011 - $ 1.6 million; 2012 - $ 1.6 million; and 2013 - $ 706,853.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 18, 2008, we entered into a licensing and publishing agreement with VersusLaw, Inc. (“VersusLaw”), under which we acquired a non-exclusive, transferable license to use VersusLaw’s legal-related collection of judicial opinions. In exchange for the rights granted to us under the agreement, we paid to VersusLaw a licensing fee of $1,164,866, which was composed of: $100,000 in cash; a secured promissory note for $650,000; and 846,666 shares of our common stock with an agreed value of $0.75 per share, or $635,000. The principal of the note was due on February 18, 2008. Under the terms of the agreement, if the note was not paid by that date, the outstanding principal would begin to accrue interest at a default rate of 18% per annum. The note is secured by our accounts receivables. On March 18, 2008, we paid $100,000 toward the outstanding principal. We paid the principal due of $550,000 on April 14, 2008.

The purchase accounting adjustments for the SyynX acquisition were pushed down to the subsidiary. As a result, the amounts for acquired technology and goodwill differ from the amounts initially set up at the acquisition date because of changes in the exchange rate between the Euro and the U.S. dollar.

NOTE 5. ACCRUED EXPENSES AND AMOUNTS PAYABLE

	As of June 30,
	2008	2007
Accrued expenses	$637,573	$499,424
Wage tax and premium Social Security	109,561	306,820
Staff expense payable	86,439	69,822
Accrued commissions	19,820	12,287
Accrued professional fees	158,124	24,861
Accrued rent	3,844	-
Administration fee payable	-	10,105
Accrued interest	191,147	-
Accrued restructuring	30,000	-
Income taxes payable	62,908	-
Totals	$1,299,416	$923,319

NOTE 6. LONG-TERM DEBT

On October 19, 2007 we purchased 100% of the outstanding shares of SyynX Solutions GmbH. In connection with the acquisition we issued debt to the former shareholders of €5,422,938 or approximately $7,728,229 at the exchange rate at the date of the acquisition, October 19, 2007. The payments are non-interest bearing and we have recorded them net of unamortized discount of $790,941 imputed at the rate of 8%. At June 30, 2008, the total unpaid balance of this note payable is $5,704,796. Aggregate maturities during the next three years are 2009 $2,018,300; 2010 $1,753,785; 2011 $1,878,339.

On February 1, 2008, we purchased 100% of the outstanding shares of Lawriter, LLC. In connection with the acquisition we issued debt to the former shareholders of $6,875,000. The payments are non-interest bearing and we have recorded them net of unamortized discount of $793,848 imputed at the rate of 8%. At June 30, 2008, the total unpaid balance of this note payable is $5,090,407. Aggregate maturities during the next five years are 2009 $1,785,207; 2010 $941,128; 2011 $1,019,242; 2012 $1,103,577; 2013 $241,253.

NOTE 7. LEASE OBLIGATIONS

The Company leases office space, vehicles and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was approximately $413,353 and $170,379 for the year ended June 30, 2008 and six months ended June 30, 2007, respectively.

We lease approximately 4,500 square feet of office space in Geldermalsen, the Netherlands, for €4,152 (approximately US$5,970 at current exchange rates). The lease expires on June 30, 2011. Our Dutch facility houses primarily research and development staff.

We lease approximately 3,300 square feet for our offices in Columbia, South Carolina, for approximately $5,500 per month. The lease expires on September 30, 2009. Our Columbia location serves as our global headquarters and as an administrative and support facility for our United States activities.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We lease a small office facility in Cologne, Germany, less than 500 square feet, for approximately $735 per month at current exchange rates. The core of our research and development staff, located in Germany work in virtual offices.

We lease approximately 5,200 square feet of office space in two facilities in Cincinnati, Ohio, for our Lawriter business for approximately $6,700. Both leases will expire within the next twelve months. We are in the process of negotiating a new lease in one facility. We also lease an apartment for $2,200 per month; this lease ends September 30, 2008 and will not be renewed.

Scheduled future minimum payments required for non-cancelable operating leases are as follows:

	Office Rent	Car Lease	Equipment	Total
2008	$211,376	$104,705	$13,322	$329,403
2009	88,678	44,885	6,578	140,141
2010	71,637	3,616	-	75,253
	$371,691	$153,206	$19,900	$544,797

NOTE 8. RELATED PARTY TRANSACTIONS

On June 27, 2008, Collexis Holdings, Inc. acquired the .5% interest in Collexis B.V. it did not previously own from a minority shareholder who is the spouse of Peter van Praag, the former CEO of Collexis B.V. As consideration for the interest in Collexis B.V., Collexis Holdings, Inc. issued 183,333 shares of its common stock, at an agreed-upon value of $0.30 per share or $55,000.

The Company pays a consulting fee of $10,000 per month to its Chairman of the Board, based on an oral consulting arrangement. As of June 30, 2008 and 2007, the Company owed $100,000 and $60,000, respectively, under this agreement. Additionally, the Company pays a Director, Dr. John Regazzi, $6,000 per month for consulting services. These services are based on a written consulting agreement dated April 1, 2007, the agreement has no expiration date.

In June 2007, the Company received a $650,000 loan from its largest shareholder for working capital purposes. This loan did not bear interest and was repaid in full upon the completion of the Company’s private placement in July 2007 in which the Company raised approximately $2,072,000.

NOTE 9. INCOME TAXES

Net deferred tax assets and liabilities consist of the following components at June 30, 2008 and 2007:

	2008	2007
Deferred tax assets items:
Intangible Assets	$194,316	$-
Stock option compensation expense	1,430,312	677,962
Net operating loss carryforward	23,498,646	11,505,705
Allowance for doubtful accounts	302,492	84,422
Total deferred tax asset items	$25,425,766	$12,268,089

Deferred tax liability items:
Acquired technology	$3,645,665	$-
Trade mark	1,209,515	-
Total deferred tax liability items	$4,855,180	$-

Deferred tax assets:
Intangible assets	$61,977	$-
Stock option compensation expense	486,306	237,287
Allowance for doubtful accounts	77,135	21,527
Net operating loss carry forward	6,055,515	3,222,573
	6,680,933	3,481,387
Less valuation allowance	6,680,933	3,481,387
	$-	$-

Deferred tax liabilities:
Acquired technology	$1,219,376	$-
Trade mark	336,307	-
	$1,555,683	$-

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes charged to operations for the year ended June 30, 2008 and the six months ended June 30, 2007 consists of the following:

	2008	2007
Current tax (benefit)	$(100,329)	$-
Deferred tax (benefit)	(222,926)	-
	$(323,255)	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 2008 and 2007.

Income (loss) from continuing operations before income taxes included the following:

	2008	2007
U.S. loss	$(7,317,949)	$-
Non-U.S. loss - Collexis B.V.	(3,256,556)	-
Non-U.S. loss - Syynx	(1,008,508)	-
Total	$(11,583,013)	$-

The components of the provision for income taxes are as follows:
	2008	2007
Current income tax expense (benefit):
U.S. federal	$-	$-
Non-U.S.	(100,329)	-
U.S. state and local	-	-
Total current	$(100,329)	$-

Deferred income tax expense (benefit):
U.S. federal	$-	$-
Non-U.S.	(222,926)	-
U.S. state and local	-	-
Total current	$(222,926)	$-

Total income tax expense (benefit)	$(323,255)	$-

As of June 30, 2008, the Company has approximately $ 13,754,000 in non-U.S. and $ 9,745,000 in U.S. in net operating loss carryforwards. The non-U.S. carryforwards will begin to expire in 2011 and the U.S. carryforward will begin to expire in 2026.

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal reasons for the differences between the consolidated income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income were as follows for the years ended June 30:

	2008	2007
Tax at federal statutory rate	$(3,938,224)	$(2,217,446)
Change in valuation allowance	3,199,546	1,370,004
Effect of lower foreign income tax rates	305,655	689,367
Effect of exchange rate changes on valuation allowance	109,768	158,075
Total income tax benefit	$(323,255)	$-

NOTE 10. STOCKHOLDERS’ EQUITY

Collexis Stock Options

The Company believes stock option awards better align the interests of its employees with those of its shareholders. Pre-Merger Employee Options.  Before the reverse merger on February 13, 2007, Collexis B.V. granted nonqualified stock options to several of its officers, directors and employees.  These options were converted in the reverse merger to options to acquire shares of our common stock, and the exercise price and amount of shares were adjusted accordingly.  These options vest quarterly over a three-year period and expire three to five years from the date of grant, if not terminated earlier under the terms of the agreement.  As of October 9, 2008, nonqualified options to purchase 9,463,621 share of our common stock have been granted under these terms with exercise prices ranging from $0.10 per share to $0.3875 per share.

Post-Merger Employee Options.  We have granted certain individuals and entities, including certain of our executive officers, nonqualified options to purchase 6,474,192 shares of our common stock at an exercise price of $0.75 per share. These options vest quarterly over a three-year period and expire between three and eight years from the date of grant, if not terminated earlier under the terms of the nonqualified stock option agreement.  In certain of these agreements, the options vest immediately upon a change in control or if the employee is terminated without cause or resigns for good reason (as each term is defined in the stock option agreement).

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. We used no dividend yield, an expected volatility rate of 63.64%, a risk free interest rate range of 4.5%-4.8% and an average expected life of 2.3 years

A summary of our stock option activity is set forth below:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, December 31, 2006	13,181,120	$.10-.75	$0.23
Granted	4,020,000	$0.75	$0.75
Exercised	-	-	-
Cancelled	(50,000)	$0.30	$0.35

Balance, June 30, 2007	17,151,120	$.10-.75	$0.35
Granted	3,275,000	$0.75	$0.75
Exercised	(828,639)	$0.10	$0.453
Cancelled	(1,579,668)	$.10-.75	$0.578

Balance, June 30, 2008 Options	18,017,813	$.10-.75	$0.418

Warrants	597,996	$0.75	$0.750
Restricted stock	400,000	-	-

Balance, June 30, 2008	19,015,809	$0.0-$.75	$0.420

Exercisable June 30, 2008	12,379,924	$.10-.75	$0.353

COLLEXIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes additional information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Per Share	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10	8,897,501	1.57	$0.10	7,272,469	$0.10
$ 0.30	25,000	1.09	$0.30	14,600	$0.30
$ 0.3875	516,120	3.03	$0.3875	516,120	$0.3875
$ 0.75	8,579,192	4.61	$0.75	4,576,735	$0.75
	18,017,813	3.06	$0.42	12,379,924	$0.353

NOTE 11. OPERATING SEGMENTS

The Company sells to companies primarily within the European Union and the United States. The Company’s operating activities consist of a single segment. The following is a summary of operations within geographic areas:

	Year Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues from sales to unaffiliated customers from continuing operations:
United States	$2,558,248	$250,834
Europe	1,547,073	683,232
	$4,105,321	$934,066

Property and Equipment, net	June 30, 2008	June 30, 2007
United States	$212,212	$82,336
Europe	328,273	128,946
	$540,485	$211,282

NOTE 12. CONTINGENCIES
Collexis and its wholly-owned subsidiary Lawriter LLC are defendants in a case commenced by JuriSearch Holdings LLC (“JuriSearch”), a vendor of content to Lawriter, in the Superior Court for Los Angeles County, California. The case was commenced on April 10, 2008, and asserts claims based on breach of contract, conversion, and replevin (an act to recover goods by somebody who claims to own them). JuriSearch alleges that it has been damaged in an amount exceeding $500,000 by Lawriter’s termination of the contract and asserted failure to return property belonging to JuriSearch. Lawriter believes that JuriSearch breached the contract by failing to provide accurate and timely data, as well as by communicating directly with Lawriter’s customers (the bar associations with whom Lawriter does business) concerning the contract in violation of the terms of the contract.

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

NOTE 13. SUBSEQUENT EVENT

On July 15, 2008, Collexis Holdings, Inc. acquired the shares of Collexis Inc. from its wholly owned subsidiary Collexis B.V. for the nominal value of $1. Collexis Inc. is incorporated in the U.S. and is our primary operating subsidiary in the U.S. We determined that the transfer value of Collexis Inc. was nominal based on the subsidiary’s accumulated losses.

On August 18, 2008 the board approved a private offering of 9,000,000 shares of our common stock at a price per share of $0.45 or $4,050,000 in the aggregate. No placement fees will be paid in connection with this offering. As of October 9, 2008, we have accepted subscriptions from a single investor in the amount of $1.0 million for 2,222,222 shares. Additionally, the investor has orally agreed to acquire the remaining offered shares throughout October and November 2008. The investor has agreed to hold the shares purchased in the offering for a minimum of one year. We have used or will use the proceeds of this offering to make installment payments required under the terms of our recent acquisitions and for working capital.

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

As described in Note 10 to the financial statements included in the transition report for the transition period from January 1, 2007 to June 30, 2007 included in form 10-KSB/A, during July and September 2007, the Company sold approximately 3.7 million of its common stock in private offerings, for a total of approximately $2.8 million. In addition there are approximately $2.7 million in escrow in connection with subscription agreements for approximately 3.6 million shares.

/s/ Bernstein & Pinchuk LLP

New York, New York
September 28, 2007, except for the correction of an error concerning overstated general and administrative expenses as disclosed in Note 1 to the financial statements included in the transition report for the transition period from January 1, 2007 to June 30, 2007 included in form 10-KSB/A, and its effect on the Consolidated Statements of Operations and loss per share, Comprehensive loss, and Cash Flows for the year ended December 31, 2006, and the related cumulative effect on the equity section of the Balance Sheet as of December 31, 2006, as to which the date is October 29, 2007.

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

Collexis B.V. and Subsidaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,304,716)	$(727,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	150,974	24,856
Changes in operating assets and liabilities
Accounts Receivable	(263,317)	212,743
Allowance for bad debts	-	(759)
Prepaid expenses	(267,726)	12,621
Other receivables	(118,587)	(24,935)
Deferred tax assets	1,787,193	(176,380)
Stock option compensation expense	395,695	-
Accounts payable	360,559	(192,483)
Accrued expenses	(54,480)	105,559
Deferred revenue	287,848	(363,559)
Net cash (used in) provided by operating activities	(3,026,557)	(1,130,287)
Cash flows from investing activities
Acquisition of equipment	(256,058)	(20,367)
Option to purchase Syynx	(658,650)	-
Net cash used in investing activities	(914,708)	(20,367)
Cash flows from financing activities
Cash received on sale of stock	1,732,202	(88,950)
Cash received on stock subscriptions	3,008,430	850,442
Net cash provided by financing activities	4,740,632	761,492
Net increase (decrease) in cash	799,367	(389,162)
Effect of exchange rate changes on cash	(119,993)	(48,914)
Cash and cash equivalents at beginning of period	442,796	880,872
Cash and cash equivalents at end of period	$1,122,170	$442,796
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$31,092	$535
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1.	OPERATIONS, BUSINESS CONDITIONS, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES

Collexis B.V. (the “Company”) was incorporated under Dutch laws in August 1998. Through that date, the Company’s principal purpose was to develop market and implement information technology. The Company also offers consulting, implementation, training, technical support, subscription and maintenance services in support of its customers’ use of its software products.

On June 21, 2001, the capital stock of the Company was changed into 10,000,000 shares of €0.05 each. As at December 31, 2005, 2,580,495 shares were issued. On January 13th 2006 another 1,720,000 shares were issued in exchange for an obligation to pay $2,500,000.

On October 1, 2000, Collexis Healthcare B.V. and Collexis Publishing B.V. were incorporated under Dutch law. Collexis Inc. was incorporated under the provisions and subject to the requirements of the Delaware General Corporation Law on September 23, 2005. The Dutch subsidiaries did not commence activities. The Company generated net losses of $5,304,716 and $727,950 for the periods ended December 31, 2006 and 2005, respectively.

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

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

COLLEXIS B.V.
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

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

The Company leases office space, vehicles and equipment under non-cancelable operating leases. Rent expense charged to operations in the accompanying consolidated statements of operations for office space, vehicles and equipment under operating leases was $148,588 and $144,344 for the periods ended December 31, 2006 and 2005, respectively.

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

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

In December 2005, the granting of 75,000 stock options to SyynX WebSolutions GmbH, was cancelled, and the Company has paid off the related reimbursement for the amount of $118,420 in 2006.

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

Subscribed Stock

On January 30, 2006, 1,720,000 shares were issued for $2,500,000 to a new stockholder who in 2005 already had paid $850,442. This prepayment was based on an investment agreement, which was agreed on August 31, 2005. Before the end of June 2006, the Company received the remaining payments.

During the year ended December 31, 2006, subscriptions of $3,008,430 were received from new stockholders, which was classified as other liabilities in the December 31, 2006 financial statements.

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

COLLEXIS B.V.
NOTES TO FINANCIAL STATEMENTS

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

On October 9, 2006, the stockholders of SyynX WebSolutions GmbH (“SyynX”), a German corporation, granted to the Company, in exchange for 500,000 euros (approximately $700,000 USD), the right to demand, for a two year period ending October, 2008, that these stockholders sell their shares in SyynX to the Company for a purchase price of 5,000,000 Euros (approximately $7.0 million USD). The amounts paid can be used as a reduction of the purchase price if and when the company exercises the option. Additionally, if the merger is consummated, the Company will grant 210,000 options to purchase shares of the Company’s stock to certain shareholders and employees of SyynX at an exercise price of $7.50 per share.

NOTE 10.	SUBSEQUENT EVENTS

On February 13, 2007, the stockholders of the Company agreed to transfer their shares in the Company in exchange for 3,000 par value $.001 for the shares of Collexis Holdings, Inc.

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

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated February 13, 2007, by and between Technology Holdings, Inc. and Collexis Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2007).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 7, 2006).

3.1.1	Certificate of Change, dated February 12, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 15, 2007).

3.1.2	Articles of Merger, dated February 14, 2007 (incorporated by reference to Exhibit 3.4 to our Annual Report on Form 10-KSB filed on October 16, 2007).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed on February 7, 2006).

4.1	Form of Nonqualified Stock Option Agreement Used by Selected European Employees (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 filed on December 27, 2007).

4.2	Form of Supplement Agreement Used by Selected European Employees (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed on December 27, 2007).

4.3	Form 1 of Nonqualified Stock Option Agreement Used by Selected U.S. Employees (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 14, 2007).

4.4	Form 2 of Nonqualified Stock Option Agreement Used by Selected U.S. Employees (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 filed on December 27, 2007).

4.5	Form 3 of Nonqualified Stock Option Agreement Used by Selected U.S. Employees (incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-8 filed on December 27, 2007).

4.6	Form of Nonqualified Stock Option Agreement Used by Certain Consultants and Directors (incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-8 filed on December 27, 2007).

4.7	Form of Nonqualified Stock Option Agreement Used by Selected Employees (incorporated by reference to Exhibit 4.10 to our Registration Statement on Form S-8 filed on December 27, 2007).

4.8	Form of Supplement Agreement Used by Selected U.S. Employees (incorporated by reference to Exhibit 4.11 to our Registration Statement on Form S-8 filed on December 27, 2007).

4.9	Form 2 of Nonqualified Stock Option Agreement Used by Certain Consultants (incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-8 filed on December 27, 2007).

9.1
Voting Trust Agreement by and among Margie Chassman, Collexis Holdings, Inc. and William D. Kirkland dated October 15, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 16, 2007).

10.5
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

10.7	Form of Collexis Option Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 14, 2007).

10.8
Option Agreement, dated October 9, 2006, between SyynX WebSolutions GmbH, Collexis B.V. and certain other persons (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.9	Summary of Consulting Arrangement between Collexis Holdings, Inc. and Mark S. Germain (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.10
Consulting Arrangement, effective as of April 1, 2007, between Collexis Holdings, Inc. and John Regazzi (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.11
Form of Collexis Holdings, Inc. Nonqualified Stock Option Agreement, by and between Collexis Holding, Inc. and certain directors (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.12
Collexis Holdings, Inc. Nonqualified Stock Option Agreement, dated June 25, 2007, by and between Collexis Holding, Inc. and Mark Germain (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.13
Collexis Holdings, Inc. Nonqualified Stock Option Agreement, dated April 1, 2007, by and between Collexis Holdings, Inc. and Darrell Gunter (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.14
Collexis Support & Maintenance Agreement, dated June 22, 2007, by and between Collexis, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.15
Collexis License Agreement, dated June 22, 2007, by and between Collexis, Inc. and the National Institutes of Health (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-KSB filed on October 16, 2007).

10.16
Share Purchase Agreement dated October 19, 2007 by and among Collexis Holdings, Inc. and the shareholders and managing directors of SyynX Solutions GmbH (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 25, 2007).

10.17	Licensing and Publishing Agreement by and between Collexis Holdings, Inc. and VersusLaw, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2008).

10.18	Secured Promissory Note by Collexis Holdings, Inc. as maker to VersusLaw, Inc. as payee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2008).

10.19
LLC Interests Purchase Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., Lawriter, Inc., Lawriter LLC, OSBA.COM LLC, the Institute of Legal Publishing, Inc. and other ancillary parties (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 4, 2008).

10.20
Security Agreement dated February 1, 2008 by Lawriter LLC in favor of Institute of Legal Publishing, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 4, 2008).

10.21
Three Party Escrow Agreement dated February 1, 2008 by and among Collexis Holdings, Inc., OSBA.COM LLC and Escrow Associates, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 4, 2008).

10.22
Letter Agreement dated February 13, 2008 between Collexis Holdings, Inc. and the Institute of Legal Publishing, Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 10-QSB filed on February 14, 2008).

10.23
Separation and Settlement Agreement, effective as of June 30, 2008, by and among Collexis Holdings, Inc., Collexis B.V., Peter van Praag, van Praag Informatisering B.V. and Anna Adriana Wilhelmina Prinse (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2008).

10.24
Lock-Up Agreement, effective as of June 30, 2008, by and among Collexis Holdings, Inc., Collexis B.V., Peter van Praag, and van Praag Informatisering B.V. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 6, 2008).

10.25
Separation and Settlement Agreement, effective as of June 30, 2008, by and among Collexis Holdings, Inc., Collexis B.V., Henk Buurman and V.D.B. Pacific B.V. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 6, 2008).

10.26
Lock-Up Agreement, effective as of June 30, 2008, by and among Collexis Holdings, Inc., Collexis B.V., Henk Buurman and V.D.B. Pacific B.V. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 6, 2008).

10.27	Consulting Agreement, dated August 14, 2008 between Booz & Co. and Collexis Holdings, Inc.

10.28	Form of Subscription Agreement for the purchase of shares of Collexis Holdings, Inc. in a private placement.

14.1	Collexis Holdings, Inc. Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to our Current Report on Form 8-K filed on March 30, 2007).

16.1	Letter on Change of Accountant, dated February 20, 2006 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on February 21, 2006).

16.2	Letter on Change of Accountant, dated May 24, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K/A filed on May 25, 2007).

16.3	Letter on Change of Accountant, dated January 7, 2007 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 7, 2007).

21.1	Subsidiaries of Collexis Holdings, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002Section 1350 Certifications.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.