Form 10-Q
period 2008-09-30
Collexis Holdings, Inc.
filed 2008-11-14
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33495

COLLEXIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3128407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Main Street, Suite 980, Columbia, SC	29201
(Address of principal executive offices)	(Zip Code)

(803) 727-1113
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of November 13, 2008, there were 114,386,782 shares of the issuer’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2008, contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that could cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock could decline, and you could lose all or part of the value of your shares of our common stock. These factors include, but are not limited to, the following:

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

These and additional factors are set forth in Part II, Item 1A. of this report. You should carefully review these risks and additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K filed on October 14, 2008. The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

COLLEXIS HOLDINGS, INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLLEXIS HOLDINGS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
	2008	2008
ASSETS	(Unaudited)	(Note)
Currents assets
Cash and cash equivalents	$315,921	$1,476,234
Accounts receivable, net of allowance for doubtful accounts of $ 276,645
and $ 302,492	830,795	1,193,678
Prepaid expenses and other current assets	208,162	225,973
Total current assets	1,354,878	2,895,885

Property and equipment, at cost, net of accumulated depreciation of $ 669,163
and $ 671,293	517,541	540,485
Intangibles, net of accumulated amortization of $1,327,870 and $998,584	6,913,507	7,726,426
Trade Name	1,090,494	1,090,494
Goodwill	9,245,386	9,616,603
Security deposit - rent	21,477	23,482

Total assets	$19,143,283	$21,893,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$959,421	$1,152,230
Accrued taxes and expenses	1,057,915	1,299,416
Deferred revenue	667,391	762,566
Other liabilities and deferred charges	-	21,299
Deferred tax liability, net	18,123	22,706
Current portion of deferred purchase price	3,434,070	3,803,507
Total current liabilities	6,136,920	7,061,724

Non-current liabilities
Deferred tax liability	1,320,446	1,532,977
Deferred purchase price	6,693,132	6,991,696
Total non-current liabilities	8,013,578	8,524,673

Total liabilities	14,150,498	15,586,397

Stockholders' equity
Common stock, par value $0.001, authorized 277,713,000 shares; 112,633,449 shares issued and outstanding as of September 30, 2008; authorized 277,713,000
shares; 109,743,727 issued and oustanding as of June 30, 2008	112,633	109,744
Additional paid-in capital	31,578,300	30,314,289
Accumulated other comprehensive income (loss)	(278,825)	636,693
Accumulated deficit	(26,419,323)	(24,753,748)
Total stockholders' equity	4,992,785	6,306,978

Total liabilities and stockholders' equity	$19,143,283	$21,893,375

The accompanying notes are an integral part of these consolidated financial statements.

Note: Derived from audited consolidated financial statements as of June 30, 2008.

COLLEXIS HOLDINGS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue
License Revenue	$118,170	$43,631
Service Revenue	342,090	157,699
Maintenance & Support Revenue	213,551	101,752
Hardware & Hosting Revenue	25,005	13,634
Database subscription revenue	745,082	-
Total revenue	1,443,898	316,716

Cost of Revenue
Cost of License Revenue	156	9,603
Cost of Service Revenue	316,813	80,117
Cost of Maintenance & Support Revenue	17,088	137,538
Cost of Hardware & Hosting Revenue	35,353	8,454
Cost of subscription revenue	158,102	-
Total cost of revenue	527,512	235,712

Gross profit	916,386	81,004

Operating expenses
General & Administrative	2,297,101	1,027,032
Sales & Marketing	801,576	610,703
Research & Development	193,663	302,798
Total operating expenses	3,292,340	1,940,533

Loss before other income and income tax	(2,375,954)	(1,859,529)
Other income	688,239	9,408
Loss before interest income (expense)	(1,687,715)	(1,850,121)
Interest income (expense)	(65,649)	-
Loss before income tax benefit	(1,753,364)	(1,850,121)
Tax benefit	87,789
NET LOSS	$(1,665,575)	$(1,850,121)

Basic and diluted common shares outstanding	110,209,373	61,922,690

Basic and diluted net loss per share	$(0.02)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Net loss	$(1,665,575)	$(1,850,121)
Foreign currency translation adjustment	(915,518)	34,952
Comprehensive loss	$(2,581,093)	$(1,815,169)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(1,665,575)	$(1,850,121)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	206,444	18,324
Stock option compensation expense	211,627	146,362
Foreign exchange gain	(686,137)	-
Gain on sale of assets	-	(4,123)
Allowance for bad debts	(25,847)	(99,981)
Deferred taxes	(87,789)	-
Accounts Receivable	388,730	248,711
Prepaid expenses	17,811	(116,958)
Other receivables	-	10,498
Other assets & deferred charges	2,005	-
Accounts payable	(192,809)	280,212
Accrued expenses	(241,501)	(284,807)
Deferred revenue	(90,888)	150,165
Net cash (used in) operating activities	(2,163,929)	(1,501,718)

Cash flows from investing activities
Purchases of property and equipment	(10,175)	(63,906)
Net cash (used in) investing activities	(10,175)	(63,906)

Cash flows from financing activities
Loan from shareholder	-	(650,000)
Fees paid to raise capital	-	(151,298)
Partial payment on def. purchase obligation - Lawriter	(313,750)	-
Proceeds on stock issuance	1,267,000	-
Cash received on stock subscriptions	-	2,806,386
Net cash provided by financing activities	953,250	2,005,088

Net increase (decrease) in cash and cash equivalents	(1,220,854)	439,464
Effect of exchange rate changes on cash and cash equivalents	60,541	(26,795)
Cash and cash equivalents at beginning of period	1,476,234	187,261
Cash and cash equivalents at end of period	$315,921	$599,930

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$279
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational Matters

The company was formed when, on February 13, 2007, Collexis Holdings, Inc., a Delaware corporation, merged with and into Technology Holdings, Inc., a Nevada corporation. As the surviving company, Technology Holdings, Inc. changed its name to Collexis Holdings, Inc. Immediately before the merger, Collexis Holdings, Inc. had acquired through a share exchange approximately 99.5% of the outstanding capital stock of Collexis B.V. On June 27, 2008, we acquired the remaining 0.5% of Collexis B.V. stock we did not previously own in exchange for 183,333 shares of our common stock. Before the merger, Technology Holdings, Inc. was a development stage company with no operations. Collexis B.V. was founded in 1999 in the Netherlands and through these transactions became the operating subsidiary of Collexis Holdings, Inc. and acquirer for accounting purposes.

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

Description of Business

Collexis Holdings, Inc., sometimes referred to as “Collexis,” the “Company,” “we,” “us,” or “our” in this report, is a global software development company headquartered in Columbia, South Carolina with operations in Cincinnati, Ohio, Geldermalsen, the Netherlands and Cologne, Germany. We develop software that supports the knowledge intensive market, building tools to search and mine large sets of information. Our software enables search, aggregation, navigation and discovery of information. Using public as well as proprietary thesauri of industry specific language, we can create “fingerprints” of texts - such as articles, web pages, books and internal and external databases - that can be used in turn to find the most relevant information for a researcher or business professional. We generate our revenues primarily from licensing our software, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Article 8 of Regulation S-X. The results of operations of Collexis Holdings, Inc. and its wholly-owned subsidiaries Collexis B.V. and Collexis, Inc. are included for all periods presented. The results of SyynX Solutions, GmbH are included from October 19, 2007 and the results of Lawriter, LLC are included from February 1, 2008, their respective acquisition dates. SyynX and Lawriter results are not included in the results reported for the three months ended September 30, 2007.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Loss per Common Share

Loss per share (“EPS”) is computed based on a weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. During the periods presented, the Company had 17,988,276 and 17,151,120 options, warrants and restricted stock outstanding as of September 30, 2008 and 2007 respectively, that could potentially dilute basic earnings per share in the future. These instruments were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual impairment tests are performed in the fourth quarter of each year.

Because of the proximity of the acquisitions (Note 3) to the quarter end, management does not believe there is any impairment to its Goodwill or Intangible Assets at September 30, 2008.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements

Please see the Company’s annual report on Form 10-K filed on October 14, 2008 for a discussion of the impact of recent accounting pronouncements on the Company.

NOTE 2. GOING CONCERN AND LIQUIDITY

As noted in our annual report on Form 10-K filed on October 14, 2008, we incurred a net loss of $11.3 million for the year ended June 30, 2008, current liabilities exceeded current assets by $4.2 million and we reported an accumulated deficit of $24.8 million. As a result, the report of our Independent Registered Public Accounting Firm on our Consolidated Financial Statements for such period included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. For the three months ended September 30, 2008 we incurred a net loss of $1.7 million and reported an accumulated deficit of $26.4 million as of September 30, 2008, compared to a net loss of $1.9 million as of the three months ended September 30, 2007 and a reported accumulated deficit of $15.3 million as of September 30, 2007.

For the three months ended September 30, 2008, net cash used in operations was $2.2 million. Our primary use of operating funds related to developing the Collexis Engine and other products and increasing our sales and marketing presence. Our working capital deficit was $4.8 million as of September 30, 2008 compared to a deficit of $4.2 million as of June 30, 2008.

Our financing activities during the three months ended September 30, 2008 reflected a deferred payment associated with the Lawriter acquisition of approximately $314,000 and cash raised from stock sales of approximately $1,267,000. Net cash used in investing activities was approximately $10,000 for the three months ended September 30, 2008.

As of November 13, 2008, we had cash and cash equivalents of approximately $254,000. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for the next two weeks.

Our principal cash requirements are for working capital and to make deferred payments relating to the SyynX and Lawriter acquisitions. The deferred payments due on these acquisitions over the next three months are approximately $3.3 million. See discussion under Note 3 “Acquisitions.”

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

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.0 million. As of the date of this report, we have accepted subscriptions for $1.5 million from a private investor who has orally agreed to finance our working capital needs through the purchase of shares of our common stock, up to the amount of this private placement, on an as needed basis until this offering is fully subscribed. The investor is not contractually obligated to purchase additional shares of our common stock, therefore, there can be no assurance that we will receive additional funding through the private placement of our common stock and failure to achieve such funding will result in a significant negative impact to our business and our operating results.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. ACQUISITIONS

Lawriter LLC

On February 1, 2008, we acquired Lawriter LLC (“Lawriter”), an Ohio limited liability company that provides online legal research services to a consortium of bar associations under the name Casemaker®. We purchased all of the limited liability company interests in Lawriter from OSBA.COM LLC, an Ohio limited liability company (“OSBA”), and the Institute of Legal Publishing, Inc., an Ohio corporation f/k/a Lawriter Corporation (“Lawcorp”), for an aggregate consideration of $9,000,000, or $4,500,000 to each of the sellers, plus an Earn-out (as defined below), if any.

The remaining cash balance due to each seller to be paid in equal installments, are listed in the following table.

Seller	Payment Date	Payment Amount

OSBA		$
	November 1, 2008		313,750
	February 1, 2009		313,750
			$627,500

Lawcorp	February 1, 2009		$750,000
	February 1, 2010		750,000
	February 1, 2011		750,000
	February 1, 2012		750,000
			$3,000,000

The $4,500,000 due the OSBA was to be paid as follows: $1,125,000 was paid at closing, the remaining cash due is payable in four equal installments of $313,750, noted above, of which two remain to be paid. With respect to the remaining $2,120,000 consideration due to OSBA, the purchase agreement provides that we may either:

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

Under the terms of the purchase, we also agreed to pay the Earn-out , if any, on a pro rata basis to OSBA and Lawcorp within 20 days following the end of each calendar quarterly period within the Earn-out period. The Earn-out period:

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

The term “Net Sales” means gross revenues derived from Legal Research Services less returns, discounts, allowances, sales taxes and bad debt reserves, as determined in accordance with U.S. generally accepted accounting principles. The term “Earn-out” means a lump sum cash payment equal to the product of (x) the Earn-out percentage of 3.75%, or 3.9% in certain circumstances, multiplied by (y) Net Sales derived from Legal Research Services during each calendar quarterly period within the Earn-out period, reduced by any payment we may be required to make to the consortium of bar associations under the terms of their respective license agreements with Lawriter. The aggregate of any or all Earn-out payments, however, cannot exceed $15,000,000.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The total of remaining payments, $5,468,248, represents the actual payment amounts due on their respective due dates. The calculation of deferred purchase price on our consolidated balance sheet at September 30, 2008, $4,768,957, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $699,291 represents the value of imputed interest.

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

The Company continues to evaluate and value the identifiable intangible assets and acquisition costs of Lawriter. Thus, this preliminary allocation is subject to refinement, including an increase in purchase price for the reasonably estimable value of the Earn-out, as permitted for a period of 12 months from the date of acquisition.

SyynX Solutions GmbH

On October 19, 2007, we entered into a Share Purchase Agreement with the shareholders and managing directors of SyynX Solutions GmbH (“SyynX”), for an aggregate cash consideration of €5,923,267, or approximately $8,488,343 at then current exchange rates. The table below reflects the remaining installment payments to be made.

Payment Date	Payment Amount in Euros	Remaining Payments in US Dollars at 9-30-08 Exchange Rates

October 1, 2008	€1,485,149	$2,145,892
October 1, 2009	1,224,918	1,769,884
October 1, 2010	1,212,871	1,752,477
	€3,922,938	$5,668,253

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

 The total of remaining payments, $5,668,253, represents the actual payment amounts due on their respective due dates, calculated at September 30, 2008 exchange rates. The calculation of deferred purchase price on our consolidated balance sheet at September 30, 2008, $5,358,245, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $310,008 represents the value of imputed interest. According to the terms of the purchase agreement, we have until December 31, 2008 to make the October 1, 2008 payment to the sellers of SyynX. The unpaid balance is subject to interest at an annual rate of 8% accruing from October 1, 2008 until paid.

The transaction is accounted for in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocation, as of the purchase date, is as follows:

Purchase Price:
Deferred purchase price (net of imputed interest of $790,941)	$7,029,308
Exercise of option	712,550
7,741,858
Direct costs of acquisition	189,878
Write off of SyynX receivable from Collexis Holdings, Inc.	(200,587)
Total purchase price	$7,731,149

Values assigned to assets and liabilities:
Cash	$154,036
Accounts receivable	320,820
Deferred tax assets	48,005
Property and equipment	71,435
Trade name (estimated useful life of five years)	1,090,000
Acquired technology (estimated useful life of seven years)	4,004,733
Goodwill	3,918,673
Accounts payable and accrued expenses	(21,183)
Income taxes payable	(127,876)
Deferred tax liability	(1,608,479)
Other liabilities	(119,015)
Total purchase price assigned	$7,731,149

In connection with the transactions contemplated by the SyynX share purchase agreement, we granted to each of the three managing directors of SyynX, as a condition to their employment agreements, an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.75 per share. The options have a term of eight years. The options vested or will vest as follows: options to purchase 16,666 shares vested on October 19, 2007; options to purchase 16,666 shares vested or will vest each month through August 19, 2012, and options to purchase the final 16,706 shares will vest on September 19, 2012. Additionally, on February 15, 2008, we granted seven former SyynX employees and one consultant the option to purchase a total of 275,000 shares of our common stock at an exercise price of $0.75 per share, under a proportionally identical vesting schedule and as called for under the agreement.

Combined consolidated pro forma financial information

The operating results of SyynX and Lawriter are included with ours beginning October 19, 2007 and February 1, 2008 respectively. The following pro forma information reflects the impact on our statement of operations had these acquisitions occurred on July 1, 2007.

	Three Months Ended
	September 30, 2008	September 30, 2007
Revenue as reported	$1,443,898	$316,716
Revenue pro-forma	$1,443,898	$1,324,903

Net Loss as reported	$(1,665,575)	$(1,850,121)
Net Loss pro forma	$(1,665,575)	$(1,775,785)

Net Loss per share as reported	$(0.02)	$(0.03)
Net Loss per share pro forma	$(0.02)	$(0.03)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Total Revenues. Total revenues increased approximately $1,127,000, or 355%, to approximately $1,444,000 for the three months ended September 30, 2008 as compared to approximately $317,000 for the three months ended September 30, 2007. Of this increase, approximately $297,000, or 93%, was due to the expansion of efforts in the university and research markets resulting in increases in license revenue, service revenue, and maintenance and support revenue. The remaining increase was due primarily to the revenue contribution by our acquisitions of Lawriter and SyynX of approximately $745,000 and $89,000, respectively.

License Revenue. License revenue increased approximately $75,000, or 171%, to approximately $118,000 for the three months ended September 30, 2008 as compared to approximately $44,000 in the three months ended September 30, 2007. This increase is primarily due to sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $184,000, or 117%, to approximately $342,000 for the three months ended September 30, 2008 versus approximately $158,000 for the three months ended September 30, 2007. This increase arises from sales efforts to deliver services to new clients, and to existing clients who seek to add profiles and libraries to new and existing subscription applications. Additionally, the SyynX acquisition contributed approximately $70,000 to such growth.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $112,000, or 110%, to approximately $214,000 for the three months ended September 30, 2008 compared to approximately $102,000 for the three months ended September 30, 2007. This increase is due primarily to sales of maintenance contracts to new and existing license customers.

Hardware & Hosting Revenue. Hardware and hosting revenue increased approximately $11,000, or 83%, to approximately $25,000 for the three months ended September 30, 2008 versus approximately $14,000 for the three months ended September 30, 2007. This increase is due primarily to the SyynX acquisition, which provided approximately $19,000 of increased hosting activities.

Database Subscription Revenue. Database subscription revenue was approximately $745,000 for the three months ended September 30, 2008. This was a new revenue line for us as a result of our acquisition of Lawriter, LLC on February 1, 2008. Therefore, no revenue for this service line existed for the three months ended September 30, 2007.

Cost of License Revenue. Cost of license revenue was approximately $150 for the three months ended September 30, 2008 as compared to approximately $9,600 for the three months ended September 30, 2007, a decrease of approximately $9,500, or 98%. This decrease was due to minimal support required for license sales.

Cost of Service Revenue. Cost of service revenue increased approximately $237,000, or 296%, to approximately $317,000 for the three months ended September 30, 2008 versus approximately $80,000 for the three months ended September 30, 2007. This was due primarily to an increase in service revenue and SyynX costs of approximately 232,000 to support our services contracts.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased approximately $130,000, or 88%, to approximately $17,000 for the three months ended September 30, 2008 compared to approximately $138,000 for the three months ended September 30, 2007. The decrease was due to the minimal support required to service our maintenance contracts.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $35,000 for the three months ended September 30, 2008 versus approximately $8,000 for the three months ended September 30, 2007, an increase of approximately $27,000, or 318%. This increase was a function of the SyynX acquisition which added approximately $73,000 of incremental costs.

Cost of Subscription Revenue. Cost of subscription revenue was approximately $158,000 for the three months ended September 30, 2008. This was a new expense for us due to the acquisition of Lawriter, LLC on February 1, 2008. Therefore, no comparable cost for this expense line existed for the three months ended September 30, 2007.

General & Administrative Expenses. General and administrative expenses increased to approximately $2.3 million for the three months ended September 30, 2008 versus approximately $1.0 million for the three months ended September 30, 2007, an increase of $1.3 million, or 124%. This increase was due primarily to SyynX and Lawriter incremental general and administrative expenses of approximately $317,000 and $450,000 respectively; increased depreciation and amortization costs of approximately $188,000 associated with intangibles and other assets acquired from SyynX and Lawriter; increased insurance cost of approximately $51,000 primarily due to directors and officers insurance costs; increased stock option expense of approximately $70,000 and the recognition of severance costs in the Quarter of approximately $252,000 associated with the reorganization of the Company’s Netherlands operations.

Sales & Marketing. Sales and marketing expenses increased to approximately $802,000 for the three months ended September 30, 2008 compared to approximately $611,000 for the three months ended September 30, 2007, an increase of approximately $191,000, or 31%. The SyynX and Lawriter acquisitions contributed approximately $174,000 and $103,000, respectively, to the increase offset by reduced travel costs of approximately $13,000 costs primarily in the Netherlands

Research & Development. Research and development costs decreased from approximately $303,000 for the three months ended September 30, 2007 to approximately $194,000 for the three months ended September 30, 2008, a decrease of approximately $109,000, or 36%. This decrease is due primarily to the demands of some client projects relating to services which took short term resources from traditional R&D initiatives.

Total Expenses and Net Loss. As a result of the above factors, total operating expenses increased to approximately $3.1 million for the three months ended September 30, 2008 compared to approximately $1.9 million for the three months ended September 30, 2007, an increase of approximately $1.2 million, or 63%. The increased expenses were offset by the improvement in revenue and a favorable foreign exchange rate on the SyynX Euro denominated acquisition debt of approximately $500,000 and favorable foreign exchange on intercompany liabilities of approximately $184,000. For the for the three months ended September 30, 2008, the net loss of $1.7 million was slightly favorable when compared to the $1.9 million loss for the three months ended September 30, 2007.

Liquidity and Capital Resources

As noted in our annual report on Form 10-K filed on October 14, 2008, we incurred a net loss of $11.3 million for the year ended June 30, 2008, current liabilities exceeded current assets by $4.2 million and we reported an accumulated deficit of $24.8 million. As a result, the report of our Independent Registered Public Accounting Firm on our Consolidated Financial Statements for such period included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. For the three months ended September 30, 2008, we incurred a net loss of $1.7 million and as of September 30, 2008, we reported an accumulated deficit of $26.4 million.

In the three months ended September 30, 2008, net cash used in operations was $2.2 million. Our primary use of operating funds related to developing the Collexis Engine and other products and increasing our sales and marketing presence. Our working capital deficit was $4.8 million as of September 30, 2008 compared to a deficit of $4.2 million as of June 30, 2008.

Our financing activities during the three months ended September 30, 2008 reflected deferred payments associated with the Lawriter acquisition of approximately $314,000 and cash received on stock sales of approximately $1,267,000. Net cash used in investing activities was approximately $10,000 for the three months ended September 30, 2008.

As of November 13, 2008, we had cash and cash equivalents of approximately $254,000. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for the next two weeks.

Our principal cash requirements are for working capital and to make deferred payments relating to the SyynX and Lawriter acquisitions. The deferred payments due on these acquisitions over the next three months are approximately $3.3 million. See discussion under Note 3 “Acquisitions.”

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

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.0 million. As of the date of this report, we have accepted subscriptions for $1.5 million from a private investor who has orally agreed to finance our working capital needs through the purchase of shares of our common stock, up to the amount of this private placement, on an as needed basis until this offering is fully subscribed. The investor is not contractually obligated to purchase additional shares of our common stock. However, there can be no assurance that we will receive additional funding through the private placement of our common stock and failure to achieve such funding will result in a significant negative impact to our business and our operating results.

The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of November 13, 2008, we had cash and cash equivalents of approximately $254,000. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for two weeks. With the full subscription of our private placement referred to above, combined with any funds generated from our operations, we believe we will have sufficient cash to fund our operations through January 31, 2008. However, this will not provide sufficient capital to pay our deferred purchase obligations of approximately $3.3 million due over the next three months.

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

Critical Accounting Policies

For a summary of our significant accounting policies, please see Note 1 to the consolidated unaudited financial statements included in Part I, Item 1 in this report.

Recent Accounting Pronouncements

For a summary of recently issued accounting pronouncements, please see the Company’s annual report on Form 10-K filed on October 14, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008, and have concluded that, as of such date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC.

Our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraphs due to material weaknesses in internal control over financial reporting, as described below.

As previously stated in the Company’s annual report on Form 10-K filed October 14, 2008, management and the Audit Committee retained RSM McGladrey to assist in an evaluation of our internal control weaknesses. RSM McGladrey has performed a review of our internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the study described above, management has taken, steps, effective as of the three month period ended September 30, 2008 to address these findings, including formalizing monthly closing procedures, utilizing monthly journal entry checklists and employing a monthly financial closing checklist. Management continues to implement the remedial recommendations identified in the RSM McGladrey study and expects to have such implementation complete by the end of the Company’s current fiscal year.

Management believes these changes implemented during the Company’s most recently completed fiscal quarter will favorably impact the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Collexis and its wholly-owned subsidiary Lawriter LLC are defendants in a case commenced by JuriSearch Holdings LLC (“JuriSearch”), a vendor of content to Lawriter. The case was commenced on April 10, 2008, and asserts claims based on breach of contract, conversion, and replevin (an act to recover goods by somebody who claims to own them). JuriSearch alleges that it has been damaged in an amount exceeding $500,000 by Lawriter’s termination of the contract and asserted failure to return property belonging to JuriSearch. Lawriter believes that JuriSearch breached the contract by failing to provide accurate and timely data, as well as by communicating directly with Lawriter’s customers (the bar associations with whom Lawriter does business) concerning the contract in violation of the terms of the contract.

Collexis and Lawriter have successfully had the case moved from the Superior Court for Los Angeles County, California to the United States District Court for the Central District of California. In addition, Lawriter filed a case against JuriSearch on April 14, 2008 in the Court of Common Pleas of Hamilton County, Ohio. Lawriter’s case asserts claims against JuriSearch for defamation, tortuous interference with contracts, and breach of contract based on JuriSearch’s communications with Lawriter’s customers. We believe that JuriSearch’s claims are without merit and intend to defend the California lawsuit vigorously and prosecute the Ohio lawsuit vigorously.

ITEM 1A.	RISK FACTORS

Various risks and uncertainties could affect the Company’s business. Any of the risks described below or elsewhere in this Quarterly Report on Form 10-Q or the Company’s other SEC filings could have a material impact on the Company’s business, financial condition or results of operations.

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

As of November 13, 2008, we had cash and cash equivalents of approximately $254,000. We believe our current balance of cash and cash equivalents combined with any funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next two weeks based upon our estimates of funds required to operate our business during that period.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.0 million. As of the date of this report, we have accepted subscriptions for $1.5 million from an investor who has orally agreed to finance our working capital needs through the purchase of shares of our common stock, up to the amount of this private placement, on an as needed basis until this offering is fully subscribed. The investor is not contractually obligated to purchase additional shares of our common stock. There can be no assurance that we will receive additional funding through the private placement of our common stock and failure to achieve such funding will result in a significant negative impact to our business and our operating results.

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

We have operated at a loss since our inception. For the three months ended September 30, 2008, and the three months ended September 30, 2007, our net losses were approximately $1,666,000 and $1,850,000, respectively. These losses include expenditures associated with developing and selling software products, including our Collexis Engine. We expect that our losses will continue for the foreseeable future as we continue to invest in Collexis Engine enhancements and other programs. Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. If we do not achieve and sustain profitability, it will likely have a material adverse effect on the market price of our common stock and our financial condition.

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

We have concluded that as of September 30, 2008, our internal control systems over disclosure controls and procedures and financial reporting were ineffective and may have significant deficiencies or material weaknesses. If we fail to meet our reporting obligations in a timely manner in the future due to ineffective internal control systems, our business could be harmed.

We have evaluated our internal control systems over disclosure controls and procedures and financial reporting as required by Section 404 of the Sarbanes-Oxley Act for the three months ended September 30, 2008 and found them to be ineffective. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting for the year ending June 30, 2010, then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer. See discussion under Item 4T “Controls and Procedures”.

Our acquisitions could result in integration difficulties, unexpected expenses, diversion of management’s attention and other negative consequences.

Our growth strategy is based in part on making acquisitions. We recently acquired SyynX and Lawriter. We plan to continue to acquire complementary businesses, products and services if we have the capital resources to do so. We must integrate the technology, products and services, operations, systems and personnel of acquired businesses with our own and attempt to grow the acquired businesses as part of our company. The integration of other businesses is a complex process and places significant demands on our management, financial, technical and other resources. The successful integration of businesses we acquire is critical to our future success, and if we are unsuccessful in integrating these businesses, our financial and operating performance could suffer. The risks and challenges associated with acquisitions include:

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

On August 18, 2008, the Company’s board approved a private offering of up to 9,000,000 shares of our common stock at $0.45 per share for an aggregate offering of $4,050,000. Under this offering, the Company sold 2,222,222 shares and received proceeds of $1.0 million as of August 31, 2008. Due to the recent economic events, on November 3, 2008, the board amended the existing offering to 10,000,000 shares of our common stock at $0.30 per share for an aggregate offering of $3,000,000. We have received $500,000 from a private investor under this amended offering and the investor has orally committed to the entire offering to acquire the stock as the cash is needed in the Company. There is no legal obligation for the investor to acquire our stock and there can be no assurances that such funding will take place.

We have used or will use the proceeds of these offerings to make installment payments required under the terms of our recent acquisition agreements and for working capital. This private placement was conducted in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Each investor has agreed to hold the shares purchased in the offering for a minimum of one year. No placement fees were payable in connection with this offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEXIS HOLDINGS, INC.

Dated: November 14, 2008	By:	/s/ Mark Murphy
Mark Murphy
Chief Financial Officer