Form 10-Q
period 2008-12-31
Collexis Holdings, Inc.
filed 2009-02-19
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-33495

COLLEXIS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0505595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Main Street, Suite 980, Columbia, SC	29201
(Address of principal executive offices)	(Zip Code)

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
 Yes ☐ No ☒

As of February 18, 2009, there were 120,965,418 shares of the issuer’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and six months ended December  31, 2008, contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

 COLLEXIS HOLDINGS, INC. and Subsidiaries

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLLEXIS HOLDINGS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of June 30,
	2008	2008
	(Unaudited)	(Note)
ASSETS
Currents assets
Cash and cash equivalents	$831,134	$1,476,234
Accounts receivable, net of allowance for doubtful accounts of $ 269,905 and $ 302,492	997,783	1,193,678
Prepaid expenses and other current assets	197,952	225,973
Total current assets	2,026,869	2,895,885

Property and equipment, at cost, net of accumulated depreciation of $ 704,024 and $ 671,293	479,726	540,485
Intangibles, net of accumulated amortization of $1,655,829 and $998,584	6,459,342	7,726,426
Trade name	1,090,494	1,090,494
Goodwill	9,148,595	9,616,603
Security deposit - rent	20,954	23,482

Total assets	$19,225,980	$21,893,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,585,489	$1,152,230
Accrued taxes and expenses	1,215,287	1,299,416
Deferred revenue	707,412	762,566
Other liabilities and deferred charges	-	21,299
Deferred tax liability, net	25,671	22,706
Current portion of deferred purchase price	3,434,070	3,803,507
Total current liabilities	6,967,929	7,061,724

Non-current liabilities
Deferred tax liability	1,208,723	1,532,977
Deferred purchase price	6,611,685	6,991,696
Total non-current liabilities	7,820,408	8,524,673

Total liabilities	14,788,337	15,586,397

Stockholders' equity (deficiency)
Common stock, par value $0.001, authorized shares 277,713,000; 120,965,418 shares issued and outstanding as of December 31, 2008; 109,743,727 issued and oustanding as of June 30, 2008	120,965	109,744
Additional paid-in capital	32,816,994	30,314,289
Accumulated other comprehensive income	103,444	636,693
Accumulated deficit	(28,603,760)	(24,753,748)
Total stockholders' equity	4,437,643	6,306,978

Total liabilities and stockholders' equity	$19,225,980	$21,893,375

Note: The Balance Sheet at June 30, 2008, has been derived from the Company's audited financial statements as of that date.
The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue
License Revenue	$85,637	$234,906	$203,807	$278,371
Service Revenue	770,586	589,680	1,112,676	658,569
Maintenance & Support Revenue	243,144	95,225	456,695	276,550
Hardware & Hosting Revenue	26,327	37,604	51,332	50,687
Database subscription revenue	744,591	-	1,489,673	-
Total revenue	1,870,285	957,415	3,314,183	1,264,177

Cost of Revenue
Cost of License Revenue	180,000	33,986	180,156	42,975
Cost of Service Revenue	359,753	263,206	676,566	338,373
Cost of Maintenance & Support Revenue	14,068	75,051	31,156	209,802
Cost of Hardware & Hosting Revenue	37,934	29,287	73,287	37,219
Cost of database subscription revenue	216,436	-	374,538	-
Total cost of revenue	808,191	401,530	1,335,703	628,369

Gross profit	1,062,094	555,885	1,978,480	635,808

Operating expenses
General & Administrative	2,121,213	2,119,747	4,418,314	3,246,456
Sales & Marketing	737,524	799,692	1,539,100	1,407,904
Research & Development	176,091	511,143	369,754	778,521
Total operating expenses	3,034,828	3,430,582	6,327,168	5,432,881

Loss before other income (expense), interest expense and income taxes	(1,972,734)	(2,874,697)	(4,348,688)	(4,797,073)
Other income (expense)	(306,422)	166	381,817	162
Loss before interest (expense)	(2,279,156)	(2,874,531)	(3,966,871)	(4,796,911)
Interest (expense)	(188,344)	(104,582)	(253,993)	(95,041)
Loss before income tax benefit	(2,467,500)	(2,979,113)	(4,220,864)	(4,891,952)
Tax benefit	66,247	135,550	154,036	132,072
NET LOSS	$(2,401,253)	$(2,843,563)	$(4,066,828)	$(4,759,880)

Basic and diluted common shares outstanding	112,859,226	65,976,003	111,129,757	63,949,494

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net loss	$(2,401,253)	$(2,843,563)	(4,066,828)	$(4,759,880)
Foreign currency translation adjustment	382,269	221,112	(533,249)	229,981
Comprehensive loss	$(2,018,984)	$(2,622,451)	$(4,600,077)	$(4,529,899)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six	Six
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(4,066,828)	$(4,759,880)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	835,388	256,201
Stock option compensation expense	428,446	393,230
Foreign exchange gain	(366,955)	-
Gain on sale of assets	-	15,086
Allowance for bad debts	(32,587)	-
Deferred taxes	(321,289)	(66,557)
Accounts Receivable	228,482	(477,128)
Prepaid expenses	28,121	(227,880)
Other receivables	-	79,125
Other assets & deferred charges	2,528	-
Accounts payable	433,259	394,118
Accrued taxes and expenses	(84,129)	184,382
Deferred revenue	(55,154)	457,608
Net cash (used in) operating activities	(2,970,718)	(3,751,695)

Cash flows from investing activities
Purchases of property and equipment	(10,175)	(180,544)
Acquisition of intangibles	-	(831)
Acquisition of SyynX, net of cash acquired	-	96,719
Net cash (used in) investing activities	(10,175)	(84,656)

Cash flows from financing activities
Loan from shareholder	-	(650,000)
Fees paid to raise capital	-	(151,298)
Partial payment on def. purchase obligation - Lawriter	(313,750)	(2,106,331)
Proceeds on stock issuance	2,513,926	-
Cash received on stock subscriptions	-	7,669,293
Net cash provided by financing activities	2,200,176	4,761,664

Net increase (decrease) in cash and cash equivalents	(780,717)	925,313
Effect of exchange rate changes on cash and cash equivalents	135,617	(33,943)
Cash and cash equivalents at beginning of period	1,476,234	187,261
Cash and cash equivalents at end of period	$831,134	$1,078,631

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$-	$39,616
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We operate several subsidiaries that support our core technology sales in the government, enterprise and life science sectors. In February, 2008 we  acquired an industry-dedicated subsidiary, Lawriter LLC, which provides online legal research services to lawyers in the United States primarily through state bar associations. In addition, we now offer the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Article 8 of Regulation S-X. The results of operations of Collexis Holdings, Inc. and its wholly-owned subsidiaries Collexis Inc. and Collexis B.V.  are included for all periods presented. The results of SyynX Solutions, GmbH are included from October 19, 2007 and the results of Lawriter, LLC are included from February 1, 2008, their respective acquisition dates.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Loss per Common Share

Loss per share (“EPS”) is computed based on a weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. During the periods presented, the Company had 17,773,276 and 19,237,630 options, warrants and restricted stock outstanding as of December 31, 2008 and 2007 respectively, that could potentially dilute basic earnings per share in the future. These instruments were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

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

Management does not believe there is any impairment to its Goodwill or Intangible Assets at December  31, 2008 based on the Company’s current market capitalization. Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over estimated useful lives of three to 10 years.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Recent accounting pronouncements

Please see the Company’s annual report on Form 10-K filed on October 14, 2008 for a discussion of the impact of recent accounting pronouncements on the Company in addition to those listed below.

The SEC’s Office of the Chief Accountant and the staff of the Financial Accounting Standards Board (“FASB”) issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standard (“SFAS”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  FSP SFAS 140-4 also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  FSP SFAS 140-4 had no material impact on the financial position of the Company.

NOTE 2. GOING CONCERN AND LIQUIDITY

As noted in our annual report on Form 10-K filed on October 14, 2008, we incurred a net loss of $11.3 million for the year ended June 30, 2008, current liabilities exceeded current assets by $4.2 million and we reported an accumulated deficit of $24.8 million. As a result, the report of our Independent Registered Public Accounting Firm on our Consolidated Financial Statements for such period included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern.  For the six months ended December 31, 2008 we incurred a net loss of $4.1 million and reported an accumulated deficit of $28.6 million as of December 31, 2008.

For the six months ended December 31, 2008, net cash used in operations was $3.0 million.  Our primary use of operating funds related to developing the Collexis Engine and other products and increasing our sales and marketing presence. Our working capital deficit was $4.9 million as of December 31, 2008.

Our financing activities during the six months ended December 31, 2008 reflected a deferred payment associated with the Lawriter acquisition of approximately $314,000 and cash raised from stock sales of approximately $2.5 million.   Net cash used in investing activities was approximately $10,000 for the six months ended December 31, 2008.

As of February 18, 2009, we had cash and cash equivalents of approximately $140,000. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for the next week.

Our principal cash requirements are for working capital and to make deferred payments relating to the SyynX and Lawriter acquisitions. The deferred payments due on these acquisitions over the next three months are approximately $2.8 million. See discussion under Note 3 “Acquisitions.”

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In order to alleviate our working capital deficiency, provide capital for deferred acquisition payments and address our continued financing concerns, management intends to take affirmative steps towards:

•	building on the momentum established in the market with our profiling, dashboard, and grant reviewer finder products and cultivating our strategic alliances to increase our market presence;

•	developing new products to address the demands in our core and legal markets; and

•	identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $2.0 million. As of the date of this report, we have accepted subscriptions for $700,000 from a private investor who has funded the subscribed amount.  We anticipate receiving the remaining $1.3 million over the next fifteen to forty- five days.

There can be no assurances that we can continue to receive additional funding through the private placement of our common stock and/or continue to raise funds through debt or equity financing.  Failure to achieve such funding will result in a significant negative impact to our business and our operating results, whereby we may be in breach of our acquisition agreements for SyynX and Lawriter and/or we may have to cease operations.

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

The remaining cash balance due to each seller to be paid in equal installments, are listed in the following table.

Seller	Payment Date	Payment Amount

OSBA	November 1, 2008 (Paid on January 2, 2009)	$313,750

OSBA	February 1, 2009	313,750
		$627,500

Seller	Payment Date	Payment Amount
Lawcorp	February 1, 2009	$750,000
	February 1, 2010	750,000
	February 1, 2011	750,000
	February 1, 2012	750,000
		$3,000,000

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The $4.5 million due the OSBA was to be paid as follows: $1.125 million was paid at closing, the remaining cash due is payable in four equal installments of $313,750, of which, as of the date of this report, one payment remains.  The purchase agreement provides for a thirty day grace period on this payment and we anticipate making this payment prior to the expiration of such period.  With respect to the remaining $2.12 million consideration due to OSBA, the purchase agreement provides that we may either:
(a)
credit against the balance of that consideration the monthly fee that would otherwise be payable by the Ohio State Bar Association to Lawriter for the 60 months following the closing (which is estimated to equal a credit of approximately $424,000 per twelve month period or $2.12 million in total) or

(b)
pay all or any portion of the balance directly to OSBA on a monthly basis for the 60 months following the closing, in which case the Ohio State Bar Association would resume making payments to Lawriter in the ordinary course of business.

As of the filing date of this report, the Company has not paid the $750,000 payment due Lawcorp on February 1, 2009.  Lawcorp has agreed, in writing to extend the payment due date until April 1, 2009.

Under the terms of the purchase, we also agreed to pay the Earn-out, if any, on a pro rata basis to OSBA and Lawcorp within 20 days following the end of each calendar quarterly period within the Earn-out period. The Earn-out period:

•
begins on the earlier occurrence of (a) the first day of that calendar month on which the aggregate Net Sales derived from the products and services that we acquired under the terms of the Agreement, including intellectual property rights related to the Casemaker database and software and Collexis-related technology and enhancements that we intend to offer to our customers and clients (collectively, “Legal Research Services”), have been at least $2.75 million for each of the previous three consecutive calendar months following the closing or (b) the first day of the 18th month following the closing; and

•	ends on the last day of the 60th calendar month thereafter.

The term “Net Sales” means gross revenues derived from Legal Research Services less returns, discounts, allowances, sales taxes and bad debt reserves, as determined in accordance with U.S. generally accepted accounting principles. The term “Earn-out” means a lump sum cash payment equal to the product of (x) the Earn-out percentage of 3.75%, or 3.9% in certain circumstances, multiplied by (y) Net Sales derived from Legal Research Services during each calendar quarterly period within the Earn-out period, reduced by any payment we may be required to make to the consortium of bar associations under the terms of their respective license agreements with Lawriter. The aggregate of any or all Earn-out payments, however, cannot exceed $15 million.

The total of remaining payments, $5,362,051, represents the actual payment amounts due on their respective due dates. The calculation of deferred purchase price on our consolidated balance sheet at December 31, 2008, $4,754,723, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $607,328 represents the value of imputed interest.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Payment Date	Payment Amount in Euros	Remaining Payments in US Dollars at 12-31-08 Exchange Rates

October 1, 2008	€1,494,304	$2,106,520
October 1, 2009	1,245,053	1,755,151
October 1, 2010	1,248,152	1,759,520
	€3,987,509	$5,621,191

On January 6, 2009, the Company entered into an agreement amending the Share Purchase Agreement for SyynX.  The amendment relates to the payment terms of the second installment which was due on October 1, 2008 in the amount of €1,494,304 plus accrued interest at 8% for a period of 90 days (the payment grace period).  As of December 31, 2008, the second installment amount due with accrued interest is €1,524,006.  The amendment provides for the following payments:

(1)	€300,000 on or before January 7, 2009 (paid on January 6, 2009);
(2)	€400,000 on or before February 3, 2009;
(3)	€100,000 on or before February 17, 2009; and
(4)	€724,006 on or before March 31, 2009 (which includes €29,702 accrued).

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

In addition, pursuant to the amendment, interest will accrue on the unpaid second installment balance at an annual rate of 12% from January 1, 2009, until paid.  Based on the scheduled payments above, the estimated interest payments will be approximately €28,400 or approximately $40,035 based on the December 31, 2008 exchange rate.  All accrued interest is due on or before March 31, 2009.

As of the filing date of this report, we have not made the €400,000 payment due on February 3, 2009 or the €100,000 payment due on February 17, 2009.  We have reached a verbal agreement with the former shareholders of SyynX to extend such payment due date; however, pursuant to the terms of the Share Purchase Agreement, during such time as any installment remains outstanding, the former SyynX shareholders have a contractual lien against the SyynX shares and the right to use the SyynX software and products developed by the Company with the right to grant sub-licenses until complete payment of the purchase price.

All or a portion of the final scheduled payment of the second installment  for €714,851 may be accelerated in the event the Company raises funds through a sale of  its equity securities or a sale of all or a portion of its business and such sale results in the receipt of proceeds of more than $3.0 million.  Thirty percent of any amount received in excess of $3.0 million will be used to offset the March 31, 2009 payment plus any accrued interest thereon.

The total of remaining payments, $5,621,191, represents the actual payment amounts due on their respective due dates, calculated at the December 31, 2008 exchange rate. The calculation of deferred purchase price on our consolidated balance sheet at December 31, 2008, $5,291,032, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $330,159 represents the value of imputed interest.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Combined consolidated pro forma financial information
The operating results of SyynX and Lawriter are consolidated beginning October 19, 2007 and February 1, 2008, respectively. The following pro forma information reflects the impact on our statement of operations had these acquisitions occurred on July 1, 2007.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue as reported	$1,870,285	$957,415	$3,314,183	$1,264,177
Revenue pro-forma	$1,870,285	$1,699,331	$3,314,183	$3,044,454

Net Loss as reported	$(2,401,253)	$(2,843,563)	$(4,066,828)	$(4,759,880)
Net Loss pro forma	$(2,401,253)	$(2,721,966)	$(4,066,828)	$(4,507,919)

Net Loss per share as reported	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Net Loss per share pro forma	$(0.02)	$(0.04)	$(0.04)	$(0.07)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate several subsidiaries that support our core technology sales in the government, enterprise and life science markets. In October 2007, we acquired SyynX Solutions GmbH, this expanded our application solutions in health sciences. In February 2008, we acquired an industry-dedicated subsidiary, Lawriter LLC that provides online legal research services to lawyers in the United States primarily through state bar associations. In addition, we now offer the world’s first pre-populated professional social network for life science researchers, www.biomedexperts.com.

Results of Operations

Three Months Ended December 31, 2008 compared to Three Months Ended December 31, 2007

Total Revenues. Total revenues increased approximately $913,000, or 95%, to approximately $1.87 million  for the three months ended December 31, 2008 as compared to approximately $957,000 for the three months ended December 31, 2007. Of this increase, approximately $168,000, or 18%, was due to the expansion of sales efforts in the university and research markets.  The remaining increase was due primarily to the revenue contribution by our acquisition of Lawriter of approximately $745,000.

License Revenue. License revenue decreased approximately $149,000, or 63%, to approximately $86,000 for the three months ended December 31, 2008 as compared to approximately $235,000 in the three months ended December 31, 2007. This decrease is primarily due to fewer sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $181,000, or 31%, to approximately $771,000 for the three months ended December 31, 2008 versus approximately $590,000 for the three months ended December 31, 2007. This increase was primarily driven by our US market, where approximately $283,000 of our period sales revenue was derived from sales efforts to deliver services to new and existing clients who seek to add profiles and libraries to subscription applications. This increase was offset by reduced service revenue primarily from Collexis BV of approximately $102,000.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $148,000, or 155%, to approximately $243,000 for the three months ended December 31, 2008 compared to approximately $95,000 for the three months ended December 31, 2007. This increase is due primarily to sales of maintenance contracts to new and existing license customers.

Hardware & Hosting Revenue. Hardware and hosting revenue decreased approximately $11,000, or 30%, to approximately $26,000 for the three months ended December 31, 2008 versus approximately $37,000 for the three months ended December 31, 2007. This decrease is due primarily to our placing less emphasis on hosting client applications.

Database Subscription Revenue. Database subscription revenue was approximately $745,000 for the three months ended December 31, 2008. This was a new revenue line for us as a result of our acquisition of Lawriter, LLC on February 1, 2008. Therefore, no revenue for this service line existed for the three months ended December 31, 2007.

Cost of License Revenue. Cost of license revenue was approximately $180,000 for the three months ended December 31, 2008 as compared to approximately $34,000 for the three months ended December 31, 2007, an increase of approximately $146,000, or 430%.   This increase was primarily due to a revenue sharing accrual, resulting from the execution of a license contract with one of our strategic partners at the end of December 2008.  The revenue associated with this license contract, of approximately $300,000, will be recognized as the work is completed, which is expected in the third quarter of 2009.

Cost of Service Revenue. Cost of service revenue increased approximately $97,000, or 37%, to approximately $360,000 for the three months ended December 31, 2008 versus approximately $263,000 for the three months ended December 31, 2007.   This was due primarily to an increase in service revenue.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased  approximately $61,000, or 81%, to approximately $14,000 for the three months ended December 31, 2008 compared to approximately $75,000 for the three months ended December 31, 2007.  The decrease was due to the minimal support required to service our maintenance contracts.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $38,000 for the three months ended December 31, 2008 versus approximately $29,000 for the three months ended December 31, 2007, an increase of approximately $9,000, or 30%. This increase is a function of the increased costs we are incurring from our third party hosting centers.

Cost of Subscription Revenue. Cost of subscription revenue was approximately $216,000 for the three months ended December 31, 2008. This was a new expense for us due to the acquisition of Lawriter, LLC on February 1, 2008. Therefore, no comparable cost for this expense line existed for the three months ended December 31, 2007.

General & Administrative Expenses. General and administrative expenses remained flat at approximately $2.12 million for the three months ended December 31, 2008 and  December 31, 2007.   Increased expenses were incurred due to the incremental general and administrative expenses of approximately $5,000 and $411,000 for SyynX and Lawriter respectively; increased depreciation and amortization costs of approximately $72,000 associated with intangibles and other assets acquired from SyynX and Lawriter; increased computer expenses of approximately $18,000 and increased insurance costs of approximately $32,000 primarily due to directors and officers insurance costs.  These increases were offset by a decrease in costs relating to the reduction of the Company’s Netherland’s operations of approximately $357,000, decreased professional fees of approximately $145,000 and a decrease in stock option expense of approximately $30,000.

Sales & Marketing. Sales and marketing expenses decreased to approximately $738,000 for the three months ended December 31, 2008 compared to approximately $800,000 for the three months ended December 31, 2007, a decrease of approximately $62,000, or 8%. The SyynX and Lawriter acquisitions contributed approximately $213,000 and $89,000, respectively.  These increases were offset by reduced costs in the Netherlands of approximately $202,000; reduced travel and entertainment costs of approximately $54,000, reduced advertising costs of approximately $21,000; and reduced salaries, commissions and vacation costs of approximately $87,000.

Research & Development. Research and development costs decreased from approximately $511,000 for the three months ended December 31, 2007 to approximately $176,000 for the three months ended December 31, 2008, a decrease of approximately $335,000, or 66%. This decrease was driven by the demands of client projects which have changed our focus from traditional research and development initiatives.

Total Expenses and Net Loss. As a result of the above factors, total operating expenses decreased to approximately $3.0 million for the three months ended December 31, 2008 compared to approximately $3.4 million for the three months ended December 31, 2007, a decrease of approximately $396,000, or 12%.  Decreased expenses were offset by an unfavorable foreign exchange rate of approximately $313,000, interest on acquisition debt of approximately $104,000 and a reduction in tax benefits relating to deferred taxes recognized in Germany on the SyynX assets.  For the three months ended December 31, 2008, the net loss of $2.4 million was favorable when compared to the $2.8 million loss for the  three months ended December 31, 2007.

Six Months Ended December  31, 2008 compared to Six Months Ended December 31, 2007

Total Revenues. Total revenues increased approximately $2.05 million, or 162%, to approximately $3.31 million for the six months ended December 31, 2008 as compared to approximately $1.26 million for the six months ended December 31, 2007. Of this increase, approximately $560,000, or 27%, was due to the expansion of  sales efforts in the university and research markets.  The remaining increase was due primarily to the revenue contribution by our acquisition of Lawriter of approximately $1.49 million.

License Revenue. License revenue decreased approximately $75,000, or 27%, to approximately $204,000 for the six months ended December 31, 2008 as compared to approximately $278,000 in the six months ended December 31, 2007. This decrease is primarily due to fewer sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $454,000, or 69%, to approximately $1.1 million  for the six months ended December 31, 2008 versus approximately $659,000 for the six months ended December 31, 2007. This increase was primarily driven by our US market, where approximately $331,000 of our period sales revenue was derived from sales efforts to deliver services to new existing clients who seek to add profiles and libraries to subscription applications. The remaining increase of approximately $123,000 was attributable to our European market.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $180,000, or 65%, to approximately $457,000 for the six months ended December 31, 2008 compared to approximately $277,000 for the six months ended December 31, 2007. This increase was due primarily to sales of maintenance contracts to new and existing license customers.

Hardware & Hosting Revenue. Hardware and hosting revenue remained flat year over year  for the six months ended December 31, 2008 and 2007 at approximately $51,000.  We are placing  less of an emphasis on hosting client applications.

Database Subscription Revenue. Database subscription revenue was approximately $1.49 million for the six months ended December 31, 2008. This was a new revenue line for us as a result of our acquisition of Lawriter, LLC on February 1, 2008. Therefore, no revenue for this service line existed for the six months ended December 31, 2007.

Cost of License Revenue. Cost of license revenue was approximately $180,000 for the six months ended December 31, 2008 as compared to approximately $43,000 for the six months ended December 31, 2007, an increase of approximately $137,000, or 319%.   This increase was primarily due to a revenue sharing accrual resulting from the execution of a license contract, with one of our strategic partners at the end of December 2008.  The revenue associated with this license contract, of approximately $300,000, will be recognized as the work is completed which is expected in the third quarter of 2009.

Cost of Service Revenue. Cost of service revenue increased approximately $339,000, or 100%, to approximately $677,000 for the six months ended December 31, 2008 versus approximately $338,000 for the six months ended December 31, 2007.   This increase was a direct result of the increase in service revenue experienced for the six month period.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased approximately $179,000, or 85%, to approximately $31,000 for the six months ended December 31, 2008 compared to approximately $210,000 for the six months ended December 31, 2007.  The decrease was due to the minimal support required to service our maintenance contracts.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $73,000 for the six months ended December 31, 2008 versus approximately $37,000 for the six months ended December 31, 2007, an increase of approximately $36,000, or 97%. This increase is a function of the increased costs we are incurring from our third party hosting centers as well as approximately $25,000 of added costs from SyynX.

Cost of Subscription Revenue. Cost of subscription revenue was approximately $375,000 for the six months ended December 31, 2008. This was a new expense for us due to the acquisition of Lawriter, LLC on February 1, 2008. Therefore, no comparable cost for this expense line existed for the six months ended December 31, 2007.

General & Administrative Expenses. General and administrative expenses increased to approximately $4.42 million for the six months ended December 31, 2008 versus approximately $3.25 million for the six months ended December 31, 2007, an increase of approximately $1.17 million, or 36%. This increase was due primarily to incremental general and administrative expenses of approximately $60,000 and $861,000 for SyynX and Lawriter respectively, increased depreciation and amortization costs of approximately $579,000 associated with intangibles and other assets acquired from SyynX and Lawriter,  increased salaries and commissions of approximately $111,000, increased insurance costs of approximately $79,000 primarily due to directors and officers insurance costs, increased costs associated with computer expenses of approximately $35,000 and increased stock option expense of approximately $35,000.  These increases were offset by decreases in costs relating to the reduction of the Company’s Netherland’s operations of approximately $352,000 and a decrease in professional fees of approximately $242,000.

Sales & Marketing. Sales and marketing expenses increased to approximately $1.54 million for the six months ended December 31, 2008 compared to approximately $1.41 million for the six months ended December 31, 2007, an increase of approximately $131,000, or 9%. The SyynX and Lawriter acquisitions contributed approximately $376,000 and $200,000, respectively, and we incurred increased professional fees of $47,000.  These increases were offset by reduced costs in the Netherlands of approximately $298,000, reduced travel and entertainment costs of approximately $67,000, reduced salaries, commissions and vacation costs of approximately $102,000, and miscellaneous other expenses of approximately $25,000.

Research & Development. Research and development costs decreased from approximately $779,000 for the six months ended December 31, 2007 to approximately $370,000 for the six months ended December 31, 2008, a decrease of approximately $409,000, or 53%. This decrease was driven by the demands of client projects, which has changed our focus from traditional research and development initiatives.

Total Expenses and Net Loss. As a result of the above factors, total operating expenses increased to approximately $6.33 million for the six months ended December 31, 2008 compared to approximately $5.43 million for the six months ended December 31, 2007, an increase of approximately $900,000, or 16%.  Additionally, interest expense due to acquisition debt increased by approximately $159,000.  These increased expenses were offset by a favorable foreign exchange rate of approximately $382,000, an increase in tax benefits relating to deferred taxes recognized in Germany on the SyynX assets of approximately $22,000, and the revenue increase of approximately $2.1 million.  For the six months ended December 31, 2008, the net loss of $4.1 million was favorable when compared to the $4.8 million loss for the six months ended December 31, 2007.

Liquidity and Capital Resources

As noted in our annual report on Form 10-K filed on October 14, 2008, we incurred a net loss of $11.3 million for the year ended June 30, 2008, current liabilities exceeded current assets by $4.2 million and we reported an accumulated deficit of $24.8 million. As a result, the report of our Independent Registered Public Accounting Firm on our Consolidated Financial Statements for such period included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern.  For the six months ended December 31, 2008, we incurred a net loss of $4.1 million and as of December 31, 2008, we reported an accumulated deficit of $28.6 million.

In the six months ended December 31, 2008, net cash used in operations was $3.0 million. Our primary use of operating funds related to developing the Collexis Engine and other products and increasing our sales and marketing presence. Our working capital deficit was $4.9 million as of December 31, 2008 compared to a deficit of $4.2 million as of June 30, 2008.

Our financing activities during the six months ended December 31, 2008 reflected deferred payments associated with the Lawriter acquisition of approximately $314,000 and cash received on stock sales of approximately $2.51 million.   Net cash used in investing activities was approximately $10,000 for the six months ended December 31, 2008.

As of February 18, 2009, we had cash and cash equivalents of approximately $140,000. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for the next  week.

Our principal cash requirements are for working capital and to make deferred payments relating to the SyynX and Lawriter acquisitions. The deferred payments due on these acquisitions over the next three months are approximately $2.8 million. See discussion under Note 3 “Acquisitions.”

In order to alleviate our working capital deficiency, provide capital for deferred acquisition payments and address our continued financing concerns, management intends to take affirmative steps towards:

•	building on the momentum established in the market with our profiling and dashboard products and cultivating our strategic alliances to increase our market presence;

•	developing new products to address the demands in our core markets; and

•	identifying sources of capital that will be sufficient to fund our operations until such time as we are cash flow positive.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $2.0 million. As of the date of this report, we have accepted subscriptions for $700,000 from a private investor who has funded the subscribed amount. We anticipate receiving the remaining $1.3 million over the next fifteen to forty-five days.

With the full subscription of our $2.0 million private placement referred to above, combined with any funds generated from our operations, we believe we will have sufficient cash to fund our operations through March 31, 2009. However, this will not provide sufficient capital to pay our deferred purchase obligations of approximately $2.8 million due over the next three months.

We expect to raise additional capital through the sale of our common stock, mostly through private placements but we can provide no assurances in that regard. With our present negative cash flows from operating activities and our current level of cash, we will require additional working capital to continue to grow our operations, develop our products, pursue acquisitions, comply with our reporting obligations as a public company and meet our deferred payment obligations. As a result, we may seek both debt and equity financings to satisfy these working capital needs. There can be no assurance that external financing will be available when needed, or if available, that it would be available on terms acceptable to our management. Failure to achieve such funding will result in a significant negative impact to our business and our operating results, whereby we may be in breach of our acquisition agreements for SyynX and Lawriter and/or we may have to cease business operations.

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

Critical Accounting Policies

For a summary of our significant accounting policies, please see Note 1 to the consolidated unaudited financial statements included in Part I, Item 1 of this report.

Recent Accounting Pronouncements

For a summary of recently issued accounting pronouncements, please see the Company’s annual report on Form 10-K filed on October 14, 2008 and Note 1 to the consolidated unaudited financial statements included in Part1, Item 1 of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

 Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008, and have concluded that, as of such date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC.

Our Chief Executive Officer and Chief Financial Officer reached this conclusion due to material weaknesses in internal control over financial reporting, as described below.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the study described above, management has taken steps to address these findings, including formalizing monthly closing procedures, utilizing monthly journal entry checklists and employing a monthly financial closing checklist. Management continues to implement the remedial recommendations identified in the RSM McGladrey study and expects to have such implementation completed by the end of the Company’s current fiscal year.

Management believes these changes implemented during the Company’s most recently completed fiscal quarter have and will continue to favorably impact the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Collexis and its wholly-owned subsidiary Lawriter LLC are defendants in a case commenced by JuriSearch Holdings LLC (“JuriSearch”), a vendor of content to Lawriter (the “Parties”). The case was commenced on April 10, 2008, and asserts claims based on breach of contract, conversion, and replevin (an act to recover goods by somebody who claims to own them). JuriSearch alleges that it has been damaged in an amount exceeding $500,000 by Lawriter’s termination of the contract and asserted failure to return property belonging to JuriSearch. Lawriter believes that JuriSearch breached the contract by failing to provide accurate and timely data, as well as by communicating directly with Lawriter’s customers (the bar associations with whom Lawriter does business) concerning the contract in violation of the terms of the contract.

Collexis and Lawriter have successfully had the case moved from the Superior Court for Los Angeles County, California to the United States District Court for the Central District of California. The Parties have been through mediation without a resolution. We believe that JuriSearch’s claims are without merit and intend to defend the lawsuit vigorously.

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

As of February 18, 2009, we had cash and cash equivalents of approximately $140,000. We believe our current balance of cash and cash equivalents combined with any funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for the next week based upon our estimates of funds required to operate our business during that period.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $2.0 million. As of the date of this report, we have accepted subscriptions for $700,000 from a private investor who has funded the subscribed amount. We anticipate receiving the remaining $1.3 million over the next fifteen to forty-five days.

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

We have operated at a loss since our inception. For the six months ended December 31, 2008, and the six months ended December 31, 2007, our net losses were approximately $4.1 million and $4.8 million, respectively. These losses include expenditures associated with developing and selling software products, including our Collexis Engine. We expect that our losses will continue for the foreseeable future as we continue to invest in Collexis Engine enhancements and other programs.

Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. If we do not achieve and sustain profitability, it will likely have a material adverse effect on the market price of our common stock and our financial condition.

We have concluded that as of December 31, 2008, our internal control systems over disclosure controls and procedures and financial reporting were ineffective and may have significant deficiencies or material weaknesses. If we fail to meet our reporting obligations in a timely manner in the future due to ineffective internal control systems, our business could be harmed.

We have evaluated our internal control systems over disclosure controls and procedures and financial reporting as required by Section 404 of the Sarbanes-Oxley Act for the six months ended December 31, 2008 and found them to be ineffective. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting for the year ending June 30, 2010, then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer. See discussion under Part1 Item 4 “Controls and Procedures”.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 18, 2008, the Company’s board approved a private offering of up to 9,000,000 shares of our common stock at $0.45 per share for an aggregate offering of $4,050,000. Under this offering, the Company sold 2,222,222 shares and received proceeds of $1.0 million as of August 31, 2008. Because of the deteriorating global economic situation and the impact it has had on our common stock price, we were unable to continue this private offering at $0.45 per share so the offering price was reduced to $0.30 per share. At this offering price, the Company sold 1,753,333 shares and collected $526,000 in October and November 2008.

As the economic situation continued to deteriorate and our common stock price continued to decline, it became apparent that we would not be successful in continuing to raise funds at $0.30 per share. On December 17, 2008, the Company’s board gave management the authority to negotiate terms of a private placement of the Company’s common stock at an appropriate price and terms.

As a result, on January 2, 2009, the Company accepted a subscription for 6,363,636 shares at $0.11 per share for total proceeds of $700,000. On January 23, 2009, the board approved an additional private placement of 11,818,182 shares at $0.11 per share or $1.3 million. As an inducement to the participants in this latest offering, the board also approved the issuance to such participants warrants to acquire shares of the Company’s common stock. As approved, the Company intends to issue warrants to purchase 12,500,000 shares of common stock with an exercise price of $0.145 per share and warrants to purchase 10,000,000 shares of common stock with an exercise price of $0.07 per share. The warrants vest immediately and are exercisable for two years from the date of issuance.

We anticipate completing our current private equity offering by March 31, 2009, however, there can be no assurances that the offering will be fully subscribed, if at all.

We have used or will use the proceeds of our recent private offerings to make installment payments required under the terms of our acquisition agreements and for working capital. Our private placements are conducted in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Each investor has agreed to hold the shares purchased in the offering for a minimum of one year. No placement fees were payable in connection with this offering.

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

COLLEXIS HOLDINGS, INC.

Dated: February 19, 2009	By:	/s/ Mark Murphy
Mark Murphy
Chief Financial Officer