Form 10-Q
period 2009-03-31
Collexis Holdings, Inc.
filed 2009-05-20
CIK 1286839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark weather the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

As of May 15, 2009, there were 170,064,073 shares of the issuer’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three and nine months ended March  31, 2009, contains forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

 COLLEXIS HOLDINGS, INC. and Subsidiaries

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

COLLEXIS HOLDINGS, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of June 30,
	2009	2008
	(unaudited)	(Note)
ASSETS
Currents assets
Cash and cash equivalents	$220,093	$1,476,234
Accounts receivable, net of allowance for doubtful accounts of $ 49,200
and $ 302,492	707,060	1,193,678
Prepaid expenses and other current assets	156,284	225,973
Total current assets	1,083,437	2,895,885

Property and equipment, at cost, net of accumulated depreciation of $ 268,815
and $ 671,293	381,678	540,485
Intangibles, net of accumulated amortization of $ 1,934,639 and $998,584	5,861,792	7,726,426
Trade Name	1,090,594	1,090,494
Goodwill	8,904,142	9,616,603
Security deposit - rent	-	23,482

Total assets	$17,321,643	$21,893,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,482,570	$1,152,230
Accrued taxes and expenses	1,019,814	1,299,416
Deferred revenue	1,157,695	762,566
Deferred gain	224,935	-
Other Liabilities and deferred charges	-	21,299
Deferred tax liability, net	12,490	22,706
Note payable	184,594	-
Current portion of deferred purchase price	3,434,070	3,803,507
Total current liabilities	7,516,168	7,061,724

Non-current liabilities
Deferred tax liability	1,057,960	1,532,977
Deferred purchase price	5,595,034	6,991,696
Total non-current liabilities	6,652,994	8,524,673

Total Liabilities	14,169,162	15,586,397

Stockholders' (deficiency) equity
Common stock, par value $0.001, 277,713,000 authorized shares; 123,167,546 shares issued and outstanding as of March 31, 2009; authorized 277,713,000
shares; 109,743,727 issued and outstanding as of June 30, 2008	123,170	109,744
Additional paid-in capital	33,333,426	30,314,289
Stock Warrants Outstanding	323,909	-
Accumulated other comprehensive income (loss)	(418,627)	636,693
Accumulated deficit	(30,209,397)	(24,753,748)
Total stockholders' (deficiency) equity	3,152,481	6,306,978

Total liabilities and stockholders' equity	$17,321,643	$21,893,375

Note: The Balance Sheet at June 30, 2008, has been derived from the Company's audited financial statements as of that date.
The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue
License Revenue	$68,647	$287,360	$272,454	$618,448
Service Revenue	479,160	413,169	1,591,836	1,003,391
Maintenance & Support Revenue	90,131	172,725	546,826	446,676
Hardware & Hosting Revenue	47,542	45,218	98,874	99,568
Database subscription revenue	776,982	498,383	2,266,655	498,383
Total revenue	1,462,462	1,416,855	4,776,645	2,666,466

Cost of Revenue
Cost of License Revenue	-	4,175	180,156	47,895
Cost of Service Revenue	354,057	261,590	1,030,623	592,331
Cost of Maintenance & Support Revenue	(144)	23,938	31,012	232,568
Cost of Hardware & Hosting Revenue	37,612	33,011	110,899	69,710
Cost of subscription revenue	197,611	173,206	572,149	173,206
Total cost of revenue	589,136	495,920	1,924,839	1,115,710

Gross profit	873,326	920,935	2,851,806	1,550,756

Operating expenses
General & Administrative	1,791,915	2,765,879	6,210,229	6,199,667
Sales & Marketing	609,884	750,043	2,148,984	2,158,386
Research & Development	100,169	276,302	469,923	1,059,930
Total operating expenses	2,501,968	3,792,224	8,829,136	9,417,983

Loss before other income and income tax	(1,628,642)	(2,871,289)	(5,977,330)	(7,867,227)
Other income	387,459	3,258	769,276	(5,439)
Loss before interest income (expense)	$(1,241,183)	$(2,868,031)	$(5,208,054)	$(7,872,666)
Interest income (expense)	(233,741)	(168,669)	(487,734)	(263,541)
Loss before income tax benefit	(1,474,924)	(3,036,700)	(5,695,788)	(8,136,207)
Tax benefit	86,103	80,417	240,139	212,060
NET LOSS	(1,388,821)	(2,956,283)	(5,455,649)	(7,924,147)

Basic common shares outstanding	113,902,617	73,076,731	111,586,068	66,969,780

Basic net loss per share	$(0.01)	$(0.04)	$(0.05)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net loss	$(1,388,821)	$(2,956,283)	(5,455,649)	$(7,924,147)
Foreign currency translation adjustment	(522,071)	374,160	(1,055,320)	604,141
Comprehensive loss	$(1,910,892)	$(2,582,123)	$(6,510,969)	$(7,320,006)

The accompanying notes are an integral part of these consolidated financial statements.

COLLEXIS HOLDINGS, INC. and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(5,455,649)	$(7,924,147)
Adjustments to reconcile net loss to net cash to net cash used in operating activities
Depreciation and amortization	1,233,440	648,953
Stock option compensation expense	622,556	533,959
Reduction to deferred payment obligation for revenue earned	-	(70,133)
Foreign exchange gain and loss	(328,158)	-
Gain and loss on BV bankruptcy	(436,415)	-
Gain and loss on sale of assets	-	15,183
Discount	552,136
Allowance for bad debts	(10,230)	194,391
Deferred taxes	(485,233)	(156,229)
Accounts Receivable	428,503	168,786
Prepaid expenses	58,399	(250,727)
Other receivables	-	132,815
Other assets & deferred charges	(16,687)	-
Accounts payable	429,831	764,012
Accrued expenses	(27,376)	978,639
Deferred revenue	455,905	227,966
Net cash (used in) operating activities	(2,978,978)	(4,736,532)

Cash flows from investing activities
Purchases of property and equipment	(68,367)	(226,853)
Acquisition of intangibles	-	(105,615)
Acquisition of SyynX, net of cash acquired	-	(78,128)
Acquisition of Lawriter, net of cash acquired	-	(1,774,379)
Net cash (used in) investing activities	(68,367)	(2,184,975)

Cash flows from financing activities
Loan from shareholder	-	(650,000)
Repayment of loan for VersusLaw	-	(100,000)
Fees paid to raise capital	-	(231,298)
Payment on def. purchase obligation - Syynx	(406,290)	(2,106,331)
Payment on def. purchase obligation - Lawriter	(627,500)	(497,076)
Convertible note	560,000	-
Proceeds on stock issuance	2,319,250	-
Cash received on stock subscriptions	-	10,644,758
Net cash provided by financing activities	1,845,460	7,060,053

Net increase (decrease) in cash and cash equivalents	(1,201,885)	138,546
Effect of exchange rate changes on cash and cash equivalents	(54,256)	(61,308)
Cash and cash equivalents at beginning of period	1,476,234	187,261
Cash and cash equivalents at end of period	$220,093	$264,499

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$45,990	$43,894
Income taxes	$-	$28,000

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

On February 26, 2009, we filed a petition with the Court in the Netherlands to file for bankruptcy protection for Collexis B.V.  The bankruptcy was declared effective on March 3, 2009 and a Trustee was appointed  to liquidate the subsidiary.  Since the acquisition of SyynX, our long time software development partner in October, 2007, management had implemented an aggressive strategy to reorganize Collexis B.V. in an attempt to make it profitable and economically viable.  It became apparent, through these efforts, that continuing the operations of Collexis B.V. was not in the best long-term interest of the Company.  To date, management believes this decision has had no negative impact on the Company’s business or prospects.  This filing did not result in discontinued cash flows to the Company based on the fact that for the last several months, Collexis B.V. contracts were being fulfilled by SyynX and other subsidiaries of the Company.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and in accordance with Article 8 of Regulation S-X. The results of operations of Collexis Holdings, Inc. and its wholly-owned subsidiary Collexis Inc. are included for all periods presented. The results of Collexis B.V. are included up through the period ended February 28, 2009.  The results of SyynX Solutions, GmbH are included from October 19, 2007 and the results of Lawriter, LLC are included from February 1, 2008, their respective acquisition dates.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

 Loss per Common Share

Loss per share (“EPS”) is computed based on a weighted average number of common shares outstanding and excludes any potential dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. During the periods presented, the Company had 71,482,343 and 18,347,119 options, warrants and restricted stock outstanding as of March 31, 2009 and 2008 respectively, that could potentially dilute basic earnings per share in the future. These instruments were excluded from the computation of diluted earnings per share, because their effect would have been anti-dilutive.

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

Management does not believe there is any impairment to its Goodwill or Intangible Assets at March 31, 2009 based on the Company’s current market capitalization. Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over estimated useful lives of three to 10 years.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of March 31, 2009.

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

NOTE 2. GOING CONCERN

As noted in our annual report on Form 10-K filed on October 14, 2008, we incurred a net loss of $11.3 million for the year ended June 30, 2008, current liabilities exceeded current assets by $4.2 million and we reported an accumulated deficit of $24.8 million. As a result, the report of our Independent Registered Public Accounting Firm on our Consolidated Financial Statements for such period included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern.  For the nine months ended March 31, 2009 we incurred a net loss of $5.5 million and reported an accumulated deficit of $30.2 million as of March 31, 2009.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

For the nine months ended March 31, 2009, net cash used in operations was $3.0 million.  Our primary use of operating funds related to developing the Collexis Engine and other products and increasing our sales and marketing presence. Our working capital deficit was $6.4 million as of March 31, 2009.

Our financing activities during the nine months ended March 31, 2009 reflected a deferred payment associated with the Lawriter acquisition of approximately $628,000 and the SyynX acquisition of approximately $406,000.  We raised cash  from stock sales of approximately $2.3 million and received a loan for $560,000.   Net cash used in investing activities was approximately $68,000 for the nine months ended March 31, 2009.

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

The remaining cash balance due to Lawcorp to be paid in equal installments, are listed in the following table.

Seller	Payment Date	Payment Amount

OSBA	February 1, 2009(Extended until and Paid on April 1, 2009)	$313,750
		$313,750

Seller	Payment Date	Payment Amount

Lawcorp	February 1, 2009(Extended until and Paid on April 1, 2009)	$750,000
	February 1, 2010	750,000
	February 1, 2011	750,000
	February 1, 2012	750,000
		$3,000,000

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

The $4.5 million due the OSBA was paid as follows: $1.125 million was paid at closing, and the remaining cash due was payable in four equal installments of $313,750.  The payment of the fourth and final installment was satisfied  on  April 1, 2009, by a cash payment of $213,750 and a credit against the balance of the monthly fee that would otherwise be payable by the Ohio State Bar Association to Lawriter for an additional 12 months beyond the 60 month period provided for in the original purchase agreement.     With respect to the remaining $2.12 million consideration due to OSBA, the purchase agreement provides that we may either:

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

The Lawcorp obligation was satisfied through two cash payments by us of $186,250 on April 1, 2009 and $100,000 on April 15, 2009.  The balance of the amount due by us to Lawcorp for this installment payment was satisfied by our transfer to Lawcorp of the computer server which is presently in active service for the fulfillment of the Casemaker service to the 28 state bar association members.  The data that resides on the server includes all digitalized data owned by Lawriter Corporation or Collexis, including the Casemaker search engine, version 2.1.  Pursuant to our agreement with Lawcorp, we are required to fully maintain the equipment and update the data as required by the agreement with the state bar associations.  We are still entitled to utilize this equipment, data and search engine to operate our Lawriter business until July 1, 2009.  At any time on or before July 1, 2009, we have the right to repurchase the server, data and search engine for approximately $464,000 plus annualized interest of 12% from April 1, 2009.  If any new state bar association signs a membership agreement with Lawriter on or before July 1, 2009, such agreement will be assigned to Lawcorp if we are unable to re-purchase the assets.

Under the terms of the original purchase agreement, we also agreed to pay the Earn-out, if any, on a pro rata basis to OSBA and Lawcorp within 20 days following the end of each calendar quarterly period within the Earn-out period. The Earn-out period:

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

The total of remaining payments, $4,942,104, represents the actual payment amounts due on their respective due dates. The calculation of deferred purchase price on our consolidated balance sheet at March 31, 2009, $4,408,695, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $533,409 represents the value of imputed interest.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

Payment Date	Payment Amount in Euros	Remaining Payments in US Dollars at 3-31-09 Exchange Rates

October 1, 2008 (Remaining amount due)	€1,194,304	$1,577,437
October 1, 2009	1,245,053	1,644,466
October 1, 2010	1,248,152	1,648,558
	€3,687,509	$4,870,461

On January 6, 2009, the Company entered into an agreement amending the Share Purchase Agreement for SyynX.  The amendment relates to the payment terms of the second installment which was due on October 1, 2008 in the amount of €1,494,304 plus accrued interest at 8% for a period of 90 days (the payment grace period).  As of December 31, 2008, the second installment amount due with accrued interest is €1,524,006.  The amendment provides for the following payments:

(1)	€300,000 on or before January 7, 2009 (paid on January 6, 2009);

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(2)	€400,000 on or before February 3, 2009;

(3)	€100,000 on or before February 17, 2009; and

(4)	€724,006 on or before March 31, 2009 (which includes €29,702 accrued interest).

In addition, pursuant to the amendment, interest will accrue on the unpaid second installment balance at an annual rate of 12% from January 1, 2009, until paid.  Based on the remaining second installment payments above, the estimated interest payments accrued through March 31, 2009 are approximately €36,126 or approximately $47,715 based on the March  31, 2009 exchange rate.

As of the filing date of this report, we have not made the €400,000 payment due on February 3, 2009, the €100,000 payment due on February 17, 2009, and the €724,006 payment due March 31, 2009.    Pursuant to the terms of the Share Purchase Agreement, during such time as any installment remains outstanding, the former SyynX shareholders have a contractual lien against the SyynX shares and the right to use the SyynX software and products developed by the Company with the right to grant sub-licenses until complete payment of the purchase price. We have reached a verbal agreement with the former shareholders of SyynX to extend these payment due dates and delay their contractual remedies during such extension.

All or a portion of the unpaid second installment may be accelerated in the event the Company raises funds through a sale of  its equity securities or a sale of all or a portion of its business and such sale results in the receipt of proceeds of more than $3.0 million.  Thirty percent of any amount received in excess of $3.0 million will be used to such payment plus any accrued interest thereon.

   The total of remaining payments, $4,870,461, represents the actual payment amounts due on their respective due dates, calculated at the March 31, 2009 exchange rate. The calculation of deferred purchase price on our consolidated balance sheet at March 31, 2009, $4,620,409, reflects the present value of these payments discounted at the implied interest rate of 8%. The difference of $250,052 represents the value of imputed interest.

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

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue as reported	$1,462,462	$1,416,855	$4,776,645	$2,666,466
Revenue pro-forma	$1,462,462	$1,666,047	$4,776,645	$4,379,800

Net Loss as reported	$(1,388,821)	$(2,956,283)	$(5,455,649)	$(7,924,147)
Net Loss pro forma	$(1,388,821)	$(2,929,587)	$(5,455,649)	$(8,388,060)

Net Loss per share as reported	$(0.01)	$(0.04)	$(0.05)	$(0.12)
Net Loss per share pro forma	$(0.01)	$(0.04)	$(0.05)	$(0.13)

NOTE 4. SECURED CONVERTIBLE PROMISSORY NOTE

On March 4, 2009, we issued the selling stockholder, for aggregate consideration of $650,000, a Secured Convertible Promissory Note in the principal amount of $764,706, which was convertible at the time of issuance into 6,117,647 shares of common stock.  The Note matures on March 20, 2010 if not accelerated or converted prior to such date.  The Note bears interest at the annual rate of 7%, which is payable in arrears on August 31, 2009, November 30, 2009 and at maturity.  Following any sale and issuance by the Company of any debt or equity in excess of $3,000,000 or the sale of assets of the Company in excess of $3,000,000, the selling stockholder has the option to elect to have all amounts due under the Note paid in cash out of the net proceeds at a value of 135% of the outstanding principal amount and accrued interest, otherwise the Note is not available for prepayment by the Company.  Pursuant to the Note, the Company has five days within which to make any payment due, after the grace period a default interest rate of 18% per annum applies.  The note holder has the right to convert the principal and interest due into shares of common stock at an initial conversion price of $0.125 per share, subject to reduction to the lowest price per share for which we sell equity during the term of the Note, and otherwise subject to equitable adjustment in the event of a merger, consolidation, sale of assets, reclassification, stock dividend or stock split. In addition, we issued to the Subscriber an aggregate of 2,050,128 Incentive Shares of common stock.

On April 1, 2009, we accepted a subscription to purchase 5,714,286 shares of our common stock at $0.07 per share for an aggregate investment of $400,000.  This issuance of shares at a price per share less than the conversion price of the Note triggered the anti-dilution provisions of the Note, resulting in the adjustment of the conversion price to $0.07 per share.  Following this adjustment, the Note is convertible into 10,924,370 shares of common stock.

The Note is secured by (1) a first priority security interest in the assets of the Company and its subsidiaries, including ownership of the subsidiaries and in the assets of the subsidiaries, to the extent permissible under the outstanding obligations of the Company, and (2) an unconditional guaranty of payment and performance by each of the Company’s subsidiaries.

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

If the Company fails within 3 business days to deliver certificates representing the Conversion Shares for which the Note is converted, the Company is required to pay the Note holder liquidated damages in the amount of $100 per business day thereafter until delivery for each $10,000 of principal and interest for which the Note is converted.  Further, if the Company fails to deliver the Conversion Shares for which the Note is converted within 7 business days, the holder may purchase that number of shares of Common Stock to which it is entitled to receive from the Company and the Company must pay in cash to the holder the amount by which the holder’s total purchase price for the common stock exceeds the aggregate principal and interest amount for which the Note was converted, together with interest thereon at a rate of 15% per annum.

Warrant

In conjunction with the issuance of the Note, we issued the selling stockholder a Class A Common Stock Purchase Warrant initially exercisable for 6,117,647 shares of common stock at a per share price of $0.165, which was 110% of the reported closing bid price of the common stock on the business day prior to the date of issuance.  On April 1, 2009, we accepted a subscription to purchase 5,714,286 shares of our common stock at $0.07 per share for an aggregate investment of $400,000.  This issuance of shares at a price per share less than the exercise price for the Warrant triggered the anti-dilution provisions of the Warrant, resulting in the adjustment of the exercise price to $0.07 per share.  Following this adjustment, the Warrant is exercisable for 14,420,168 shares of common stock.

The Warrant has a term of five years from the issue date and may be exercised at any time in whole are in part by payment of the exercise price in cash or in a cashless transaction.  If the Company fails within 3 business days to deliver certificates representing the Warrant Shares for which the Warrant is exercised, the Company is required to pay the Warrant holder liquidated damages in the amount of $100 per business day thereafter until delivery for each $10,000 of exercise price for which the Warrant is exercised.  Further, if the Company fails to deliver the Warrant Shares for which the Warrant is exercised within 7 business days, the holder may purchase that number of shares of Common Stock to which it is entitled to receive from the Company and the Company must pay in cash to the holder the amount by which the holder’s total purchase price for the common stock exceeds the aggregate exercise price required to be delivered for the Warrant Shares, together with interest thereon at a rate of 15% per annum.  The number of Warrant Shares subject to the Warrant and the exercise price thereof is subject to equitable adjustment in the event of a merger, consolidation, sale of assets, reclassification, stock dividend or stock split.  The exercise price of the Warrant is also subject to reduction to the lowest price per share for which the Company sells equity during the term of the Warrant.

Management adopted FSP APB 14-1 on January 1, 2009.  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled in cash.  FSP APB 14-1 requires an issuer to separately account for the liability and equity components in a manner that reflects the issuer’s nonconvertible borrowing rate resulting in higher interest expense over the life of the instrument due to amortization of the discount.

We used the Black-Scholes model to calculate the value of the warrant to be $0.147 per share.  The Warrant has a term of five years.  Management determined the computed volatility of the warrant value to be 210% by taking the closing price of the Company stock for each day from September 2007 to March 2009.  In addition, management performed its calculation with a discount rate of 1.830% which represents the interest rate for a five year treasury note.

The following table summarizes the liability and equity components of our Convertible Note:

Note Payable	$650,000
Incentive Common Stock	$256,266
Warrants	$900,200
Total Fair Value	$1,806,466

				Proceeds
	Fair Value	Total FV	Cash	Allocated
Note	$650,000	$1,806,466	$650,000	$233,882
Stock Warrants Outstanding	$900,200	$1,806,466	$650,000	$323,909
Incentive Common Stock	$256,266	$1,806,466	$650,000	$92,209
Total proceeds				$650,000

COLLEXIS HOLDINGS, INC. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

31-Mar-09
Liability Component
Note Payable	$764,706
Discount*	$(496,013)
Loan Cost*	$(84,099)
Net Carrying amount	$184,594

Equity Component
Stock Warrant Outstanding	$323,909
Additional Paid in Capital	$90,159
Common Stock	$2,050

* The discount and loan cost on the liability component will amortize through March 4, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Collexis Holdings, Inc., sometimes referred to as “Collexis,” “we,” “us,” or “our” in this report, is a global software company headquartered in Columbia, South Carolina with  operations in Cincinnati, Ohio, Geldermalsen, the Netherlands and Cologne, Germany. We develop software that supports the knowledge intensive market, building tools to search and mine large sets of information. Our software enables search, aggregation, navigation and discovery of information. Using public as well as proprietary thesauri of industry specific language, we can create “fingerprints” of texts – such as articles, web pages, books and internal and external databases – that can be used in turn to find the most relevant information for a researcher, analyst or business professional. We generate our revenues primarily from licensing our software and content, providing services to the users of our software, maintaining and supporting our software, selling related hardware and hosting software on an application service provider basis.

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

Results of Operations

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Total Revenues. Total revenues increased approximately $46,000, or 3%, to approximately $1.46 million  for the three months ended March 31, 2009 as compared to approximately $1.42 million for the three months ended March 31, 2008. The Science, technical and medical (“STM”) business was down approximately $233,000 due primarily to the delay in contract closings to our fourth quarter.  This decrease  was offset by the revenue contribution from our acquisition of Lawriter of approximately $279,000.

License Revenue. License revenue decreased approximately $218,000, or 76%, to approximately $69,000 for the three months ended March 31, 2009 as compared to approximately $287,000 in the three months ended March 31, 2008. This decrease is primarily due to fewer sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $66,000, or 16%, to approximately $479,000 for the three months ended March 31, 2009 versus approximately $413,000 for the three months ended March 31, 2008. This increase was primarily driven by our US market, where approximately $63,000 of our period sales revenue was derived from sales efforts to deliver services to new and existing clients who seek to add profiles and libraries to subscription applications. The remaining increase was in Europe.

Maintenance & Support Revenue. Maintenance and support revenue decreased approximately $82,000, or 48%, to approximately $90,000 for the three months ended March 31, 2009 compared to approximately $172,000 for the three months ended March 31, 2008. This decrease is due primarily to the decreased license revenue for the quarter.

Hardware & Hosting Revenue. Hardware and hosting revenue increased approximately $3,000, or 7%, to approximately $48,000 for the three months ended March 31, 2009 versus approximately $45,000 for the three months ended March 31, 2008. We have been placing less emphasis on hosting client hosting applications and expect this revenue to remain relatively stagnant.

Database Subscription Revenue. Database subscription revenue was approximately $777,000 for the three months ended March 31, 2009. This was a new revenue line for us as a result of our acquisition of Lawriter, LLC on February 1, 2008. Two months of revenue existed for the three months ended March 31, 2008 or $498,000.

 Cost of License Revenue. There was no cost of license revenue for the three months ended March 31, 2009 as compared to approximately $4,000 for the three months ended March 31, 2008.  The cost associated with this revenue is generally revenue sharing with a strategic partner of which there was none in the period ended March 31, 2009.

Cost of Service Revenue. Cost of service revenue increased approximately $92,000, or 35%, to approximately $354,000 for the three months ended March 31, 2009 versus approximately $262,000 for the three months ended March 31, 2008.   This was primarily driven by an increase in service revenue during the period.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased  approximately $24,000  to a small credit for the three months ended March 31, 2009 versus the three months ended March 31, 2008.  The decrease was due to the minimal support required to service our maintenance contracts.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $38,000 for the three months ended March 31, 2009 versus approximately $33,000 for the three months ended March 31, 2008, an increase of approximately $5,000, or 15%. This increase is a function of the increased costs we are incurring from our third party hosting centers.

Cost of Subscription Revenue. Cost of subscription revenue was approximately $198,000 for the three months ended March 31, 2009. This was a new expense for us due to the acquisition of Lawriter, LLC on February 1, 2008. Therefore, there are two months of comparable cost for this expense line or approximately $173,000 for the three months ended March 31, 2008.

General & Administrative Expenses. General and administrative expenses decreased by approximately $974,000 for the three months ended March 31, 2009 versus the three months ended March 31, 2008.   These decreases were driven by a reduction in the cost of the Company’s Netherland’s operations of approximately $600,000, reduced professional fees of approximately $349,000 and other miscellaneous savings of approximately $31,000.  These reduced costs were offset by the incremental general and administrative expenses of approximately $233,000 for Lawriter; increased salary costs of approximately $34,000; increased stock option expenses of approximately $55,000;  and increased insurance costs of approximately $19,000 primarily due to directors and officers insurance costs.  Additionally, there was a foreign exchange loss of approximately $335,000 reported as G&A expense for the three months ended March 31, 2008.  The impact of foreign exchange on the Company’s results for the three months ended March 31, 2009, was reported as Other income in the Consolidated Statement of Operations.

Sales & Marketing. Sales and marketing expenses decreased to approximately $610,000 for the three months ended March 31, 2009 compared to approximately $750,000 for the three months ended March 31, 2008, a decrease of approximately $140,000, or 19%. The SyynX and Lawriter acquisitions increased sales and marketing expenses approximately $106,000 and $49,000, respectively.  These increases were offset by reduced costs in the Netherlands of approximately $144,000; reduced travel and entertainment costs of approximately $19,000, reduced advertising costs of approximately $58,000; and reduced salaries, commissions and vacation costs of approximately $74,000.

Research & Development. Research and development costs decreased from approximately $276,000 for the three months ended March 31, 2008 to approximately $100,000 for the three months ended March 31, 2009, a decrease of approximately $176,000, or 64%. This decrease was driven by the demands of client projects which have changed our focus from traditional research and development initiatives.

Total Expenses and Net Loss. As a result of the above factors, total operating expenses decreased to approximately $3.1 million for the three months ended March 31, 2009 compared to approximately $4.3 million for the three months ended March 31, 2008, a decrease of approximately $1.2 million, or 27.9%.  Additionally, a favorable foreign exchange rate of approximately $666,000 was realized and a benefit on forgiveness of indebtedness, with the bankruptcy of Collexis BV, of approximately  $436,000 was recognized.  These benefits were reduced by an increase in interest on acquisition debt of approximately $65,000.  For the three months ended March 31, 2009, the net loss of $1.4 million was favorable when compared to the $3.0 million loss for the three months ended March 31, 2008.

Nine Months Ended March 31, 2009 compared to Nine Months Ended March 31, 2008

Total Revenues. Total revenues increased approximately $2.1 million, or 78%, to approximately $4.8 million for the nine months ended March 31, 2009 as compared to approximately $2.7 million for the nine months ended March 31, 2008. Of this increase, approximately $342,000, or 16%, was due to the expansion of  sales efforts in the university and research markets.  The remaining increase was due primarily to the revenue contribution by our acquisition of Lawriter of approximately $1.77 million.

 License Revenue. License revenue decreased approximately $346,000, or 56%, to approximately $272,000 for the nine months ended March 31, 2009 as compared to approximately $618,000 in the nine months ended March 31, 2008. This decrease is primarily due to fewer sales of new licenses and subscriptions in the government, university and research markets.

Service Revenue. Service revenue increased approximately $588,000, or 59%, to approximately $1.6 million  for the nine months ended March 31, 2009 versus approximately $1.0 million for the nine months ended March 31, 2008. This increase was primarily driven by our US market, where approximately $488,000 of our period sales revenue was derived from sales efforts to deliver services to new existing clients who seek to add profiles and libraries to subscription applications. The remaining increase of approximately $103,000 was attributable to our European market.

Maintenance & Support Revenue. Maintenance and support revenue increased approximately $100,000, or 22%, to approximately $547,000 for the nine months ended March 31, 2009 compared to approximately $447,000 for the nine months ended March 31, 2008. This increase was due primarily to sales of maintenance contracts to new and existing license customers.

Hardware & Hosting Revenue. Hardware and hosting revenue remained flat year over year for the nine months ended March 31, 2009 and 2008 at approximately $99,000.  We are placing less of an emphasis on hosting client applications.

Database Subscription Revenue. Database subscription revenue was approximately $2.3 million for the nine months ended March 31, 2009. This was a new revenue line for us as a result of our acquisition of Lawriter, LLC on February 1, 2008. Therefore, only two months revenue, $498,000, for this service line existed for the nine months ended March 31, 2008.

Cost of License Revenue. Cost of license revenue was approximately $180,000 for the nine months ended March 31, 2009 as compared to approximately $48,000 for the nine months ended March 31, 2008, an increase of approximately $132,000, or 276%.   This increase was primarily due to a revenue sharing accrual resulting from the execution of a license contract, with one of our strategic partners at the end of December 2008.  The revenue associated with this license contract, of approximately $300,000, will be recognized as the work is completed which is expected in the fourth quarter of 2009.

Cost of Service Revenue. Cost of service revenue increased approximately $438,000, or 74%, to approximately $1.0 million for the nine months ended March 31, 2009 versus approximately $592,000 for the nine months ended March 31, 2008.   This increase was a direct result of the increase in service revenue experienced for the nine month period.

Cost of Maintenance & Support Revenue. Cost of maintenance and support revenue decreased approximately $202,000, or 87%, to approximately $31,000 for the nine months ended March 31, 2009 compared to approximately $233,000 for the nine months ended March 31, 2008.  The decrease was due to the minimal support required to service our maintenance contracts.

Cost of Hardware & Hosting Revenue. Cost of hardware and hosting revenue was approximately $111,000 for the nine months ended March 31, 2009 versus approximately $70,000 for the nine months ended March 31, 2008, an increase of approximately $41,000, or 59%. This increase is a function of the increased costs we are incurring from our third party hosting centers primarily incurred by SyynX.

Cost of Subscription Revenue. Cost of subscription revenue was approximately $572,000 for the nine months ended March 31, 2009. This was a new expense for us due to the acquisition of Lawriter, LLC on February 1, 2008. Therefore, only two months of comparable cost for this expense line, $173,000,  existed for the nine months ended March 31, 2008.

General & Administrative Expenses. General and administrative expenses remained flat at approximately $6.2 million for the nine months ended March 31, 2009 versus the nine months ended March 31, 2008.  Increased expenses were due primarily to incremental general and administrative expenses of approximately $37,000 and $1.1 million for SyynX and Lawriter respectively, increased depreciation and amortization costs of approximately $621,000 associated with intangibles and other assets acquired from SyynX and Lawriter,  increased salaries and commissions of approximately $145,000, increased insurance costs of approximately $99,000 primarily due to directors and officers insurance costs, and increased stock option expense of approximately $89,000.  These increases were offset by decreases in costs relating to the reduction of the Company’s Netherland’s operations of approximately $944,000 and a decrease in professional fees of approximately $591,000.  Additionally, there was a foreign exchange loss of approximately $549,000 reported as G&A expense for the nine months ended March 31, 2008.  The impact of foreign exchange on the Company’s results for the nine months ended March 31, 2009, was reported as Other income in the Consolidated Statement of Operations.

 Sales & Marketing. Sales and marketing expenses remained relatively flat for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008, decreasing by approximately $9,000.  The SyynX and Lawriter acquisitions contributed approximately $458,000 and $250,000, respectively.    These increases were offset by reduced costs in the Netherlands of approximately $478,000, reduced travel and entertainment costs of approximately $84,000 and  reduced salaries, commissions and vacation costs of approximately $154,000.

Research & Development. Research and development costs decreased from approximately $1.06 million for the nine months ended March 31, 2008 to approximately $470,000 for the nine months ended March 31, 2009, a decrease of approximately $590,000, or 56%. This decrease was driven by the demands of client projects, which has changed our focus from traditional research and development initiatives.

Total Expenses and Net Loss. As a result of the above factors, total operating expenses increased to approximately $10.75 million for the nine months ended March 31, 2009 compared to approximately $10.5 million for the nine months ended March 31, 2008, an increase of approximately $250,000, or 2.3%.  Additionally, a favorable foreign exchange rate of approximately $872,000 was realized, a benefit on forgiveness of indebtedness, with the bankruptcy of Collexis BV, of approximately  $436,000 was recognized, and  an increase in tax benefits relating to deferred taxes recognized in Germany on the SyynX assets of approximately $28,000.   These benefits were reduced by an increase in interest on acquisition debt of approximately $224,000.  For the nine months ended March 31, 2009, the net loss of $5.45 million was favorable when compared to the $7.92 million loss for the nine months ended March 31, 2008.

Liquidity and Capital Resources

As noted in our annual report on Form 10-K filed on October 14, 2008, we incurred a net loss of $11.3 million for the year ended June 30, 2008, current liabilities exceeded current assets by $4.2 million and we reported an accumulated deficit of $24.8 million. As a result, the report of our Independent Registered Public Accounting Firm on our Consolidated Financial Statements for such period included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern.  For the nine months ended March 31, 2009, we incurred a net loss of $5.45 million and as of March 31, 2009, we reported an accumulated deficit of $30.2 million.

In the nine months ended March 31, 2009, net cash used in operations was $3.0 million. Our primary use of operating funds related to developing the Collexis Engine and other products and increasing our sales and marketing presence. Our working capital deficit was $6.4 million as of March 31, 2009 compared to a deficit of $4.2 million as of June 30, 2008.

Our financing activities during the nine months ended March 31, 2009 reflected deferred payments associated with the Lawriter acquisition of approximately $628,000 and the SyynX acquisition of approximately $406,000.  Cash received on stock sales was approximately $2.3 million and cash received on a convertible note of $560,000.   Net cash used in investing activities was approximately $68,000 for the nine months ended March 31, 2009.

As of May 15, 2009, we had cash and cash equivalents of approximately $1.8 million. We believe our current cash balance together with any funds generated from our operations will be sufficient to meet our working capital needs for the next  two to three months.

Our principal cash requirements are for working capital and to make deferred payments relating to the SyynX and Lawriter acquisitions. The deferred payments due on these acquisitions over the next three months are approximately $2.2 million. See discussion under Note 3 “Acquisitions.”

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

 In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.0 million. As of the date of this report, we have accepted subscriptions for $3.12 million from a private investor who has funded the subscribed amount.  We anticipate receiving an additional $300,000 over the next fifteen days and the remaining $585,000 over the next forty-five days.

With the full subscription of our $4.0 million private placement referred to above, combined with any funds generated from our operations, we believe we will have sufficient cash to fund our operations through July 31, 2009. However, this will not provide sufficient capital to pay our deferred purchase obligations of approximately $2.2 million due over the next three months.

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

 Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009, and have concluded that, as of such date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are accumulated, recorded, processed, summarized for management and reported within the time periods specified in the rules and forms of the SEC.

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

As of May 15, 2009, we had cash and cash equivalents of approximately $1.8 million. We believe our current balance of cash and cash equivalents combined with any funds generated from our operations will be sufficient to meet our working capital and capital expenditure requirements for the next two to three months based upon our estimates of funds required to operate our business during that period.

In order to meet our short-term working capital needs, we are currently conducting a private placement of our common stock for up to $4.0 million. As of the date of this report, we have accepted subscriptions for $3.12 million from a private investor who has funded the subscribed amount. We anticipate receiving an additional $300,000 over the next fifteen days and the remaining $585,000 over the next forty-five days.

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

We have operated at a loss since our inception. For the nine months ended March 31, 2009, and the nine months ended March 31, 2008, our net losses were approximately $5.5 million and $7.9 million, respectively. These losses include expenditures associated with developing and selling software products, including our Collexis Engine. We expect that our losses will continue for the foreseeable future as we continue to invest in Collexis Engine enhancements and other programs.

Accordingly, we cannot assure you that we will be able to achieve or maintain profitability in the future. If we do not achieve and sustain profitability, it will likely have a material adverse effect on the market price of our common stock and our financial condition.

We have concluded that as of March 31, 2009, our internal control systems over disclosure controls and procedures and financial reporting were ineffective and may have significant deficiencies or material weaknesses.   If we fail to meet our reporting obligations in a timely manner in the future due to ineffective internal control systems, our business could be harmed.

We have evaluated our internal control systems over disclosure controls and procedures and financial reporting as required by Section 404 of the Sarbanes-Oxley Act for the nine months ended March 31, 2009 and found them to be ineffective. If we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting for the year ending June 30, 2010, then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer. See discussion under Part1 Item 4 “Controls and Procedures”.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April, 2009, the Company accepted subscriptions for 39,500,000 shares of its common stock at $0.07 per share for total proceeds of $2,765,000 and in May 2009, we accepted a subscription for 5,000,000 shares of common stock at $0.07 per share for an additional $350,000 .

We have used or will use the proceeds of our recent private offerings to make installment payments required under the terms of our acquisition agreements and for working capital. Our private placements are conducted in reliance on exemptions from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Placement fees of 8% were payable in connection with this offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1
Subscription Agreement, dated as of March 4, 2009, by and between Collexis Holdings, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 10, 2009).

10.2
Secured Convertible Promissory Note, dated as of March 4, 2009, issued by Collexis Holdings, Inc. to Alpha Capital Anstalt (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 10, 2009).

10.3
Class A Common Stock Purchase Warrant, dated as of March 4, 2009, issued by Collexis Holdings, Inc. to Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 10, 2009).

10.4
Security Agreement, dated as of March 4, 2009, by and between Collexis Holdings, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on March 10, 2009).

10.5
Subsidiary Guaranty, dated as of March 4, 2009, by Biomed Experts, Inc., a Nevada corporation, Collexis US, Inc., a Delaware corporation, Lawriter LLC, an Ohio limited liability company for the benefit of Alpha Capital Anstalt (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on March 10, 2009).

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

COLLEXIS HOLDINGS, INC.

Dated: May 20, 2009	By:	/s/ Mark Murphy
Mark Murphy
Chief Financial Officer